Form 10KSB
period 1999-12-31
MERCURY SOFTWARE
filed 2000-03-16
CIK 1084133

U.S. SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549

                                      FORM 10-KSB

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                     ACT OF 1934
                       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                    MERCURY SOFTWARE
                  (Name of Small Business Issuer in its Charter)


            Nevada                                52-1146119
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

         827 State Street, Suite 26
         Santa Barbara, CA                                93101
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number: (805)899-1299

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of each class to be so registered

Common Stock

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes X     No
                                                                -----    -----

Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

The issuer's revenues for the Fiscal Year ended December 31, 1999 were $0 The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of December 31, 1999, computed by reference to the issuer's shareholder's list as composed by the issuer's transfer agent at January 25, 2000, of 197,100 on such date, is approximately $197,100.

As at December 31, 1999, there were 1,163,648 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one)  Yes     No X
                                                          -----   -----
PART 1
------

Statements contained in the annual report that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from estimated results. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation in
Item 1. "BUSINESS" and Item 6 "MANAGEMENT'S DISCUSSION AND DESCRIPTION OR PLAN OF OPERATION" below.

ITEM 1.   DESCRIPTION OF BUSINESS

A.   IN GENERAL.

Mercury Software (the "Company"), a Nevada Corporation, was incorporated on January 29, 1997. The Company is a development stage company, engaged in the business of software sales through its fully operational e commerce site on the Internet. software. The Company's plan is to further develop its Internet web site, www.internetsoftwaresales.com, and to provide after market support by local support teams of computer and software technicians and personnel. The Company has hired a web site designer with experience not only web site development but also wholesale buying and retail sales of software. The Company's plan is to become the leading seller of consumer related software on the Internet.

Government approval is not necessary for the Company's business, and government regulations have no or only a negligible effect on their respective businesses.

The Company has not booked any significant research and development costs and therefor do not expect to pass any of those costs to customers. And has no product development or research and development costs.

The Company's mailing address is 827 State Street, Suite 26, Santa Barbara, CA 93101. The telephone number of its principal executive office is (805) 899-1299.

FORWARD LOOKING STATEMENTS

This registration statement contains forward-looking statements. The Company's expectation of results and other forward-looking statements contained in this registration statement involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts; and the pace and success of product research and development. These and other factors may cause expectations to differ.

THE INDUSTRY

The Internet industry is a young industry, but one of the fastest growing industries in the country. The Company has seen a market niche in providing computer software and hardware sales, coupled with local aftermarket support, as opposed to an Internet sale that never involves the prospect of human contact, if the customer has a problem or a question.

MARKETING

The Company is developing an Internet web site with full e commerce capabilities, which will offer the company's products for sale to the Internet consumer. In addition, the Company will promote its web site and its products by conventional advertising and marketing. With the proceeds of this offering, the Company plans to hire a sales force and offer "multi-level marketing" incentives for sales.

To help achieve its sales goals, the Company plans to implement an aggressive online marketing campaign. The objective will be to name awareness for the Company in the online community and to continually acquire new visitors to its Web site. One of the best ways to attract this target audience is to achieve high visibility in the places where prospective customers are likely to be browsing. The Company's online campaign will target sites that generate high traffic from Internet users who fit the Company's customer profile. In order to create this market presence and increase customer awareness, the Company intends to promote its Web site on the most effective search engines, directories and promotional sites the Internet offers. However, the Company has not yet developed its Web site, and there can be no assurance that it will implement these programs. The programs to establish visibility and increase traffic to the web site include directory submissions to make sure the company is listed in the top five listings on the major search engines such as Yahoo, America Online, Excite, Infoseek, HotBot, AltaVista, and Lycos, when a potential visitor types in key words related to software sales. Of course, there can be no assurance that the Company can obtain such a status, but it will continually update its submissions to search engines to keep them current and will update its site weekly. The Company will review its site data to optimize its listing. Once the site data has been perfected, the Company's site will be submitted to the top 75 search engines and promotional sites.

While listing a Web site with the search engines and promotional sites is a high priority for the foundation of the Company's Internet program, targeted links with sites of similar interest is another powerful method of obtaining visitors that are interested in the Company's site. The Company will search for sites of similar interest where it is likely to find its target audience to place targeted links. These links will increase targeted traffic to the Company's Web site.

The Company intends to design a professional banner and place it with various sites on a "reciprocal" basis, at no charge to the Company. The Company also plans to purchase online ad banners on highly trafficked Web sites that appeal to the Company's target audience. The Company will work with a nationally recognized media buying firm to research the sites that are regularly visited by prospective customers in order to design and to execute an online advertising campaign on a cost-per-lead or similar direct response basis.

Online communities such as Mailing Lists, Newsgroups, and Online Service Forums tend to be very successful in driving traffic to sites as Internet surfers use these communities to get advice from their peers. The Company will work with a firm to seed messages about its offerings in the various online communities that are visited by its target audience. Companies specializing in Community Discussion Seeding include Word of Net Promotions, Webpromote and Agency.

Targeted e-mail announcements with information about the Company's products and services will be sent to individuals who have expressed an interest in receiving information within targeted categories. These individuals have voluntarily signed up to receive these e-mail messages about specific topics and are more likely to read them. Response rates are expected to average between 5% to 10%. These efforts will results in Company Web site visits by these individuals because they have an interest in the Company's products and services and can click-through Hyperlinks created in the Company's e-mail announcement. Each e-mail message will contain a header that specifies that the e-mail was sent to the recipient because they had subscribed to a particular service.

The Company expects to maintain a clean corporate image by practicing "etiquette" when sending e-mail messages. In order to differentiate between e-mail messages that are voluntarily requested and true "spamming" from unwelcome sources, the Company plans to only send targeted e mail to those individuals who have voluntarily requested to receive such announcements, and always give the participants the option to remove themselves from the e mail lists.

The Company intends to announce its products and services on the Web in press releases. Favorable articles or editorial pieces about the Company's Web site can generate tremendous visibility and opportunity to sell its products and services. The Company will e-mail its press releases to targeted publications selected from a database of over 30,000 media resources. Press releases can be distributed within 72 hours.

THE PRODUCTS

The Company offers a full line of consumer oriented computer software manufactured by others.

PATENTS

The Company holds no patents for its products. The Company is the registered owner of the Internet domain name, www.internetsoftwaresales.com.

COMPETITION

The business of providing retail computer software sales is one of intense competition. Other companies making Internet software sales and other companies with one or more affiliate or retail locations have financial resources superior to the Company, so there can be no assurance that the Company's projected income will not be affected by its competition. There are also many other companies with greater financial resources that the Company who offer computer sales on the Internet. However, the Company feels it is able to compete adequately with these other companies, by maintaining and updating its website to insure that it receives recognition from the Internet search engines on an ongoing basis, and from specializing in the niche of software used in the medical and legal fields. However, there can be no assurance that companies with greater buying power will be able to undercut the Company's pricing structure.

GOVERNMENT REGULATION

Government approval is not necessary for the Company's business, and government regulations have no effect or a negligible effect on its business.

EMPLOYEES

The Company presently employs two employees, the President, Jeffrey Volpe, who devotes his part time efforts to the Company, and a computer consultant, web site designer and software buyer, who devotes his part time efforts to the Company.

ITEM 2. DESCRIPTION OF PROPERTY

The Company rents professional offices from its attorney, Kenneth G. Eade, on a month to month basis, pursuant to an oral agreement. The Company has no other property, other than office equipment. The Company owns its domain name to its web site, www.internetsoftwaresales.com.

ITEM 3. LEGAL PROCEEDINGS

The Company is not subject to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II
-------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is not listed or quoted at the present time, and there is no present public market for the Company's common stock. The Company has obtained a market maker who has filed a form 211 with the National Association of Securities Dealers to quote the Company's securities on the NASD OTC Bulletin Board, but there can be no assurance that the Company's stock will be quoted on the NASD OTC Bulletin Board.

The Company has not paid any cash dividends since its inception and does not contemplate paying any in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.


 PENNY STOCK STATUS

 If and when it creates a market for its common stock, the Company's common stock is a "penny stock," as the term is defined by Rule 3a51-1 of the Securities Exchange Act of 1934. This makes it subject to reporting, disclosure and other rules imposed on broker-dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

      1. Prior to the transaction, to approve the person's account for transactions in penny stocks by obtaining information from the person regarding his or her financial situation, investment experience and objectives, to reasonably determine based on that information that transactions in penny stocks are suitable for the person, and that the person has sufficient knowledge and experience in financial matters that the person or his or her independent advisor reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. In addition, the broker or dealer must deliver to the person a written statement setting forth the basis for the determination and advising in highlighted format that it is unlawful for the broker or dealer to effect a transaction in a penny stock unless the broker or dealer has received, prior to the transaction, a written agreement from the person. Further, the broker or dealer must receive a manually signed and dated written agreement from the person in order to effectuate any transactions is a penny stock.

      2. Prior to the transaction, the broker or dealer must disclose to the customer the inside bid quotation for the penny stock and, if there is no inside bid quotation or inside offer quotation, he or she must disclose the offer price for the security transacted for a customer on a principal basis unless exempt from doing so under the rules.

      3. Prior to the transaction, the broker or dealer must disclose the aggregate amount of compensation received or to be received by the broker or dealer in connection with the transaction, and the aggregate amount of cash compensation received or to be received by any associated person of the broker dealer, other than a person whose function in solely clerical or ministerial.

      4. The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for the company's stock.

  (1) The above quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions.

  (2) Source of information: Stockmaster Stock Quotation Service
(Stockmaster.com) and Freerealtime.com, NASD Bulletin Board.

 SECURITY HOLDERS

 The approximate number of record holders of shares of the common stock of the Company outstanding as of December 31, 1999 was 30.

 DIVIDENDS

 No dividends have been declared or paid on the Company's common stock.

 ITEM 6.   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

 PLAN OF OPERATIONS

 The Company is engaged in the business of software sales and computer services. The Company's plan is to further develop and promote its Internet web site and offer discount sales of software to the public, with after market support by local support teams of computer and software technicians and personnel. The Company has financed its operations to date through the sale of its securities.

 During the next twelve months, the Company plans to satisfy its cash requirements by additional equity financing. The Company has no current material commitments. The Company intends to undertake a subsequent private placement of its common stock in order to raise future development and operating capital. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its stock. There can be no assurance that the Company will be successful in raising the capital it
requires through the sale of its common stock.   The Company believes that its
efforts to raise capital will be assisted greatly by obtaining a quotation of its common stock on the NASD OTC Bullwtin Board, but there can be no assurance that it will be successful in obtaining this listing.

 The Company has no current material commitments. The Company will seek to raise capital as a cash reserve, but there can be no assurance that the Company will be successful in raising the capital it needs through sales of its common stock.

 There is no contemplated product research and development costs the Company will perform for the next twelve months, because the Company employee who is designing and promoting the web site has been prepaid with company stock. There is no expected purchase or sale of any plant or significant equipment, and there is no expected significant changes in the number of employees contemplated.

 The Company's plan of operations over the next 12 months includes the implementing its marketing plan by developing its web site, and vigorously promoting free memberships therein, which will enable members to purchase software at significant retail discounts. The Company will seek to foster long term relationships and word of mouth referrals through customer service and will seek to acquire affiliates through this process to establish affiliated retail locations. Operators of retail locations will split 50% of gross profits from all sales and services.

 The Company has no current material commitments. The Company has just recently commenced operations, has no significant revenue, and is dependent upon the raising of capital through placement of its common stock. There can be no assurance that the Company will be successful in raising the capital it requires through the sale of its common stock.


 PATENTS

 The Company holds no patents for its service-related software. However, the Company's software is proprietary and is protected by United States copyright law. The Company owns the domain name www.internetsoftwaresales.com.

 FORWARD LOOKING STATEMENTS

 This registration statement contains forward-looking statements. The Company's expectation of results and other forward-looking statements contained in this registration statement involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts; and the pace and success of product research and development. These and other factors may cause expectations to differ.

 ITEM 7. FINANCIAL STATEMENTS

 Information with respect to this item is contained in the financial statements appearing on Item 13 of this Report. Such information is incorporated herein by reference.

 ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 There were no changes in, or disagreements with accountants on accounting and financial disclosure for the two most recent fiscal years.

 PART III.
 ---------

 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

 Directors are elected by the shareholders to terms of one year. Officers serve at the pleasure of the Board of Directors, and serve one year terms unless removed by the Board prior to their terms.

 The Executive Officers of the Company and its subsidiaries, and their ages, are as follows:

  Name                     Age                          Position
  ----------               ---                          --------
 Jeffrey Volpe             43                       President, Director,


  Agata Gotova             28                       Secretary, Treasurer,
                                                    Director

Jeffrey Volpe. Mr. Volpe is the President, Chief Executive Officer, and Director of the Company. He is also the President and Chief Executive Officer of Innovative Software Technology Inc. He is also the Secretary of Russian-caviar.com, Russian Imports.com, and FirsTelevision.com. Mr. Volpe has over twelve years' experience in computer programming, hardware and software. Mr. Volpe has extensive experience in web page design, , PERL and CGI scripting, development of software macros for legal support services, as well as legal research and support.

 Agata Gotova. Ms. Gotova is the current Secretary, Chief Financial Officer and Director of the Company. She is also the President and Director of Russian-caviar.com, Russian Imports.com, and FirsTelevision.com. She is also the Secretary of Cinecam Corporation. For the past five years, she has been engaged in the import and export business, specializing in trade with Russia and the former Soviet Republics. For a period of four years prior to 1997, Ms. Gotova resided and did business in Paris, France. She speaks French, English and Russian fluently. Ms. Gotova was educated at the University, Minister of International Affairs, Moscow, and Sorbonne University, Paris.

 FAMILY RELATIONSHIPS.

 There are no family relationships among directors, executive officers or other persons nominated or chosen by the Company to become officers or executive officers.

 INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

 The Company is not aware of any material legal proceedings involving any director, director nominee, promoter or control person including criminal convictions, pending criminal matters, pending or concluded administrative or civil proceedings limiting one's participation in the securities or banking industries, or findings of securities or commodities law violations.

 SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

 Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

 Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended March 31, 1999, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

 ITEM 10. EXECUTIVE COMPENSATION.

 The Company has made no provisions for cash compensation to its officers and directors. The only non-cash compensation paid to officers and directors was the $2,000 compensation paid to the President in 1999, and the only non-cash compensation paid by the Company is reflected in section in Item 7 below. No salaries are being paid at the present time, and will not be paid unless and until there is available cash flow from operations to pay salaries. There were no grants of options or SAR grants given to any executive officers during the last fiscal year.

 The following table sets forth the cash and non-cash compensation paid by the Company to its Chief Executive Officer and all other executive officers for services rendered up to the period ended December 31, 1999.

  Annual Compensation
  -------------------
  Name and Position            Salary      Bonus      Annual Deferred Salary

 Jeffrey Volpe, President     $2000.00       0         0

 LONG-TERM INCENTIVE PLANS -- AWARDS IN LAST FISCAL YEAR

 The Company has no long-term incentive plans or awards to report for last fiscal year other than that which has already been reported.

 COMPENSATION OF DIRECTORS

 The members of the Company's Board of Directors are reimbursed for actual expenses incurred in attending Board meetings.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

 There are no written contracts or agreements. Employee compensation is set by the members of the Board of Directors.

 ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of the Company as of the date of this disclosure(1), by (I) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers as a group.

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of the Company as of the date of this disclosure(1), by (I) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers as a group.

 Name and Address               Number of Shares          Percentage Owned
 ----------------               ----------------          ----------------
 Agata Gotova(2)                     705,000                   60.59%
 827 State Street
 Santa Barbara, CA 93101

 Jeffrey Volpe                       100,000                    8.59%
 P.O. 2132
 Ventura, CA 93002

 Richard Tearle                       75,000                    6.44%
 1216 State Street #305
 Santa Barbara, CA 93101

 Officers and Directors              880,000                   75.62%
 as a Group
  ------------
  (1) Table is based on current outstanding shares of 1,163,648.
  (2) Agata Gotova is the wife of the Company's attorney, Kenneth G. Eade.

 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 The Company's founders, or promoters, are Agata Gotova and Jeffrey Volpe. The Company rents its offices from its attorney, Kenneth G. Eade, on a month to month basis on an arms length basis for an insignificant amount of monthly rental.

 On March 1, 1999, the Company issued 100,000 shares to Jeffrey Volpe in exchange for services, and 900,000 shares to Agata Gotova in exchange for organizational costs. These shares were issued without registration pursuant to an exemption from registration contained within Section 4(2) of the Securities Act of 1933, to sophisticated investors who had full access to company financial and other information.

 On April 6, 1999, the Company issued 102,100 shares of common stock in a Regulation D Rule 504 offering to 22 individuals, in exchange for $2200.00 in gross offering proceeds.

 There have been no other transactions since the beginning of fiscal year 1998, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any of the officers, or directors, or holders of over 5% of the Company's stock have or will have any direct or indirect material
interest. The Company does not currently have any   policy toward entering into
any future transactions with related parties.

 ITEM 13. INDEX TO EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Financial Statements (included in Part II of this Report):

  Report of Independent Certified Public Accountant
  Financial Statements
  Balance Sheets
  Statement of Loss And Accumulated Deficit
  Statements of Cash Flows
  Statements of Stockholder's Equity
  Notes to Consolidated Financial Statements

  (b) Reports on Form 8-K: Not Applicable
  (c) Exhibits
  Exhibit No.               Description
  -----------               -----------

  Item 13. FINANCIAL STATEMENTS

 Report of Independent Certified Public Accountant dated February 29, 2000 Financial Statements
 Balance Sheets
 Statement of Loss and Accumulated Deficit
 Statements of Stockholder's Equity
 Statements of Cash Flows
 Notes to Financial Statements

 ROGELIO G. CASTRO
 Certified Public Accountant
 REPORT OF INDEPENDENT AUDITOR

 To the Shareholders and Board of Directors
 Mercury Software

 I have audited the accompanying balance sheets of Mercury Software (A Development Stage Company) as of December 31, 1999 and December 31, 1998 and the related statements of income, stockholders' equity, and cash flows for the year ended December 31, 1999 and the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

 I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for our opinion.

 In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mercury Software A Development Stage Company) at December 31, 1999 and December 31, 1998, and the results of operations and cash flows for the year period January 29, 1997 (inception) through December 31, 1999, in conformity with generally accepted accounting principles.

  Oxnard, California
  /s/ Rogelio G. Castro
  November 4, 1999

 [CAPTION]
 Mercury Software
 (A Development Stage Company)
 BALANCE SHEET
 AS OF DECEMBER 31, 1999 AND DECEMBER 31, 1998

                                        December 31    December 31
                                         1999          1998
 ASSETS
 Current Assets:
  Cash                                  $ -          $ -

  Total Current Assets                  -------      ------
                                          -            -
                                        -------      ------
               TOTAL ASSETS             $ -          $ -
                                         ______      _______
                                         ------      -------

 LIABILITIES & STOCKHOLDERS' EQUITY

 Current Liabilities
   Total Current Liabilities            $ 185       $ 185
                                         ------      ------

 Stockholders' Equity:

  Common stocks, $.001 par value
  Authorized shares - 25,000,000
  Issued and outstanding shares
  1,077,000 issued and outstanding      1,077          975
  Paid in capital                           -            -
  Deficit accumulated during
  development stage                  (  1,262)      (1,160)
                                        -------     -------
  Total Stockholders' Equity             (185)       ( 185)
                                        -------     -------
 TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                  $   -        $   -
                                         -------     -------
                                     $     -        $   -
                                         _______     _______
                                         -------     -------
 [CAPTION]
 Mercury Software
 (A Development Stage Company)
 STATEMENT OF INCOME FOR THE YEAR ENDED
 DECEMBER 31, 1999 AND FOR THE YEAR
 ENDED DECEMBER 31, 1998 AND FROM MAY 27, 1998
 (INCEPTION) THROUGH DECEMBER 31, 1999

                                           Cumulative
                                             During
                                           Development  December 31  December 31
                                             Stage        1999         1998

 Income
 Sales                                     $  -0-          -0-            -0-
                                              -----     --------       --------

 Total Income                                  -            -              -
                                              -----     --------       --------
 Expenses:

 General & Administrative Expenses              1,262      102               -
                                              -------   ---------      --------
 Total Expenses                                 1,262      102               -
                                              -------   ---------      --------
 Loss per common share                         ( 0.00)        -              -
                                              ========   =======        ======


 [CAPTION]
 Mercury Software
 (A Development Stage Company)
 STATEMENT OF CASH FLOWS
 FOR THE YEAR ENDED DECEMBER 31, 1998
 AND FOR THE YEAR ENDED DECEMBER 31, 1998
 AND FROM JANUARY 29, 1997 (INCEPTION) THROUGH
 DECEMBER 31, 1999

                                           Cumulative
                                             During
                                           Development  December 31  December 31
                                             Stage        1999         1998

 CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                $ (  1,262)   $ (   102)  $    -
 Adjustments to reconcile
  net loss to net cash provided by
  operating activities:
 Stocks issued for services                   1,262          102       -

                                             --------     --------    -----
 NET CASH PROVIDED (USED)
 BY OPERATING ACTIVITIES                       -              -
            -                                --------     --------    -----
 INCREASE IN CASH                              -              -
            -
                                             --------     --------    -----
 INCREASE IN CASH                              -              -         -

 BEGINNING CASH                                -0-         1,000       -
                                            -------        -----     ------
 ENDING CASH                               $    -             -         -
                                            =======        =====     ======

 [CAPTION]
 Mercury Software
 (A DEVELOPMENT STAGE COMPANY)
 STATEMENT OF STOCKHOLDERS' EQUITY
 FROM JANUARY 29, 1998 (INCEPTION)
 THROUGH DECEMBER 31, 1999

                                               Common   Accumulated
                                      Shares    Stock @ Retained
                                 Outstanding   Par Value Deficit
                                 -----------  ---------- -------
 Balance at January 29, 1997
 (Inception)
 Stocks issued for services           975,000  $   975
 Net loss - January 29, 1997
 (inception) through
 December 31, 1997                                       $ (1,160)
                                     --------- --------   -------
 Balance at December 31, 1997         975,000      975     (1,160)
                                     --------- --------   -------
 Balance at December 31, 1998         975,000      975     (1,160)

 Stocks Issued for Cash               102,100      102

 Net Loss December 31, 1999                       (102)
                                     --------    -----      ------

                                     --------    -----      ------     -------
 Balance at December 31,  1999      1,077,100   $1,077  $ ( 1,262)
                                    =========     =====   =======      =======


 [CAPTION]
 Mercury Software
 (A Development Stage Company)
 NOTES TO FINANCIAL STATEMENTS

 NOTE 1. DESCRIPTION OF THE BUSINESS

 Mercury Software (the Company) was incorporated under the laws of the state of Nevada on January 29, 1997. The purpose for which the Corporation is organized is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of Nevada including, without limitation, to provide sales of computer related software and related services. The Company has been in the development stage since its formation on January 29, 1997. Planned principal operations have not commenced since then. There were no significant activities from its inception date through December 31, 1999.

 NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

 A.  The Company uses the accrual method of accounting.

 B. Revenues and directly related expenses are recognized in the period when the goods are shipped to the customers.

 C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.

 D. Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.

 E. Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


  Item 14. EXHIBITS, FINANCIAL STATEMENTS

  14(a) Report of Independent Certified Public Accountant February 29, 2000 Financial Statements
  Balance Sheets
  Statement of Loss And Accumulated Deficit
  Statements of Stockholder's Equity
  Statements of Cash Flows
  Notes to Consolidated Financial Statements

    (b) Reports on Form 8-K: Not Applicable
    (c) Exhibits

  Exhibit No.                  D E S C R I P T I O N
  -----------                  ---------------------

   3 (a)       Articles of Incorporation Mercury Software
   3  (b)      By-laws Mercury Software
   4  (a)      Specimen certificate of common stock
   10          Other Documents - Not applicable

 SIGNATURES

 Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

 Mercury Software

 /s/ Jeffrey Volpe
 _____________________________________
 JEFFREY VOLPE, President and Director

 Date: February 29, 2000

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ Jeffrey Volpe
  _____________________________________
  JEFFREY VOLPE, President and Director

  Date: February 29, 2000

  /S/ Agata Gotova
  __________________________________________
  AGATA GOTOVA, Secretary/Treasurer/Director

  Date: February 29, 2000

 EXHIBIT 3(a)
 FILED
 IN THE OFFICE OF THE
 SECRETARY OF STATE OF THE
 STATE OF NEVADA
 ARTICLES OF INCORPORATION
 JANUARY 29, 1997
 C1799-97
 DEAN HELLER
 SECRETARY OF STATE
 ARTICLES OF INCORPORATION OF MERCURY SOFTWARE

  The undersigned, being a natural person of full age and acting as the incorporator, for the purpose of forming a corporation under the laws of the State of Nevada, hereby adopts the following Articles of Incorporation and declares:
            FIRST: The name of the corporation (hereinafter referred to as "the corporation") is:
                      MERCURY SOFTWARE

            SECOND:  The place of the principal office of the corporation is 820
South Sixth Street,  Suite C,   Las Vegas, Nevada 89101.

            THIRD:   The purpose of the corporation is to engage in any lawful
act or activity for which a corporation may be organized under the General Corporation Law of Nevada, other than the banking business, the trust company business, or the practice of a profession permitted to be incorporated by law.

            FOURTH: The amount of total authorized capital stock is Twenty-Five Million (25,000,000) shares of capital stock, par value $0.001, all of which are one class, to be designated "Common Stock."

            FIFTH: Members of the governing board or this corporation shall be designated directors, and there shall be at least one (1) director of this corporation. The number of directors may be changed from time to time by amendment to the corporation's by-laws. There is one director of this
corporation.   The name and address of the first director is: KENNETH G. EADE,
143 South B Street, Oxnard, CA 93030.

            SIXTH: No paid up capital stock issued as fully paid up, after the amount of the subscription price has been paid in is subject to assessment to pay the debts of the corporation.

            SEVENTH: The name and address of the incorporator of this corporation is:
                       KENNETH G. EADE, ESQ.
                       143 South "B" Street, Suite 4
                       Oxnard, California 93030

            EIGHTH: This corporation is to have perpetual existence.

            NINTH: There shall be no liability on the part of a director or officer of this corporation or its shareholders for damages for breach of fiduciary duty, except for acts or omissions which involve intentional misconduct, fraud or a knowing violation of law, or the payment of dividends in violation of NRS 78.300.

            TENTH: The name and address in this state of the corporation's resident agent is:
                              KENNETH G. EADE
                      820 South Sixth Street, Suite C
                             Las Vegas, Nevada 89101

            IN WITNESS WHEREOF, the undersigned incorporator has executed these articles of incorporation this 25th day of September, 1996.

 STATE OF CALIFORNIA
 COUNTY OF VENTURA

            I, KENNETH G. EADE, being first duly sworn, depose and say that I am the person who executed the foregoing Articles of Incorporation, and that the said Articles of Incorporation are my own act and deed.

            Executed at Oxnard, California, this 25th day of September, 1996, 1997.

/s/ KENNETH G. EADE
_______________________________
KENNETH G. EADE


            Subscribed and sworn before me, Notary Public of the State of California this 27th day of January,
 1997.

/s/ KIMBERLY COE
________________________________
Notary Public


                                              [SEAL OF NOTARY PUBLIC]

 Exhibit 3.3

 BY-LAWS OF MERCURY SOFTWARE

 ARTICLE I - OFFICES

 The office of the Corporation shall be located in the City and State designated in the Articles of Incorporation. The Corporation may also maintain offices at such other places within or without the United States as the Board of Directors may, from time to time determine.

 ARTICLE II - MEETING OF SHAREHOLDERS

 Section 1 - Annual Meetings:

 The annual meeting of the shareholders of the Corporation shall be held within five months after the close of the fiscal year of the Corporation, for the purpose of electing directors, and transacting such other business as may properly come before the meeting.

 Section 2 - Special Meetings:

 Special meetings of the shareholders may be called at any time by the Board of Directors or by the President, and shall be called by the President or the Secretary at the written request of the holders of ten per cent (10%) of the shares then outstanding and entitled to vote thereat, or as otherwise required under the provisions of the Business Corporation Law.

 Section 3 - Place of Meetings:

 All meetings of shareholders shall be held at the principal office of the Corporation, or at such other places as shall be designated in the notices or waives of notice of such meetings.
   ARTICLE IV - OFFICERS

 Section 1 - Number, Qualifications, Election and Term of Office:

 (a) The officers of the Corporation shall consist of a President, a Secretary, a Treasurer, and such other officers, including a Chairman of the Board of Directors, and one or more Vice Presidents, as the Board of Directors may from time to time deem advisable. Any officer other than the Chairman of the Board of Directors may be, but is not required to be, a director of the Corporation. Any two or more offices may be held by the same person.

 (b) The officers of the Corporation shall be elected by the Board of Directors at the regular annual meeting of the Board following the annual meeting of shareholders.

 (c) Each officer shall hold office until the annual meeting of the Board of Directors next succeeding his election, and until his successor shall have been elected and qualified, or until his death, resignation or removal.

 Section 2 - Resignation:

 Any officer may resign at any time by giving written notice of such resignation to the Board of Directors, or to the President or the Secretary of the Corporation. Unless otherwise specified in such written notice, such resignation shall take effect upon receipt thereof by the Board of Directors or by such officer, and the acceptance of such resignation shall not be necessary to make it effective.

 Section 3 - Removal:

 Any officer may be removed, either with or without cause, and a successor elected by a majority vote of the Board of Directors at any time.

 Section 4 - Vacancies:

 A vacancy in any office by reason of death, resignation, inability to act, disqualification, or any other cause, may at any time be filled for the unexpired portion of the term by a majority vote of the Board of Directors.

 Section 5 - Duties of Officers:

 Officers of the Corporation shall, unless otherwise provided by the Board of Directors, each have such powers and duties as generally pertain to their respective offices as well as such powers and duties as may be set forth in these by-laws, or may from time to time be specifically conferred or imposed by the Board of Directors. The president shall be the chief executive officer of the Corporation.

 ARTICLE V - SHARES OF STOCK

 Section 1 - Certificate of Stock:

 (a) The certificates representing the shares of the Corporation shall be in such form as shall be adopted by the Board of Directors, and shall be numbered and registered in the order issued. They shall bear the holder's name and the number of shares, and shall be signed by (I) the Chairman of the Board of the Present or a Vice President, and (ii) the Secretary or Treasurer, or any Assistant Secretary or Assistant Treasurer, and shall bear the corporate seal.

 (b) No certificate representing shares shall be issued until the full amount of consideration therefor has been paid, except as otherwise permitted by law.

 (c) To the extent permitted by law, the Board of Directors may authorize the issuance of certificates for fractions of a share which shall entitle the holder to exercise voting rights, receive dividends and participate in liquidating distributions, in corporation to the fractional holdings; or it may authorize the payment in cash of the fair value of fractions of a share as of the time when those entitled to receive such fractions are determined; or it may authorize the issuance, subject to such conditions as may be permitted by law, of scrip in registered or bearer form over the signature of an officer or agent of the Corporation, exchangeable as therein provided for full shares, but such scrip shall not entitle the holder to any rights of a shareholder, except as therein provided.

 Section 2 - Lost or Destroyed Certificates:

 The holder of any certificate representing shares of the Corporation shall immediately notify the Corporation of any loss or destruction of the certificate representing the same. The Corporation may issue a new certificate in the place of any certificate theretofore issued by it, alleged to have been lost or destroyed. On production of such evidence of loss or destruction as the Board of Directors in its discretion may require, the Board of Directors may, in its discretion, require the owner of the lost or destroyed certificate, or his legal representatives, to give the Corporation a bond in such sum as the Board may direct, and with such surety or sureties as may be satisfactory to the Board, to indemnify the Corporation against any claims, loss, liability or damage it may suffer on account of the issuance of the new certificate. A new certificate may be issued without requiring any such evidence or bond when, in the judgement of the Board of Directors, it is proper so to do.

 Section 6 - Sureties and Bonds:

 In case the Board of Directors shall so require, any officer, employee or agent of the Corporation shall execute to the Corporation a bond in such sum, and with such surety or sureties as the Board of Directors may direct, conditioned upon the faithful performance of his duties to the Corporation, including responsibility for negligence and for the accounting for all property, funds or securities of the Corporation which may come into his hands.

 Section 7 - Shares of Other Corporations:

 Whenever the Corporation is the holder of shares of any other corporation, any right or power of the Corporation as such shareholder (including the attendance, acting and voting at shareholders' meetings and execution of waivers, consents, proxies or other instruments) may be exercised on behalf of the Corporation by the President, any Vice President, or such other person as the Board of Directors may authorize.

 ARTICLE VI - DIVIDENDS

 Subject to applicable law, dividends may be declared and paid of any funds available therefor, as often, in such amounts, and at such time or times as the Board of Directors may determine.

 ARTICLE VII-FISCAL YEAR

 The fiscal year of the Corporation shall be fixed by the Board of Directors from time to time, subject to applicable law.

 ARTICLE VIII-CORPORATE SEAL

 The corporate seal, if any, shall be in such form as shall be approved from time to time by the Board of Directors.

 ARTICLE IX - AMENDMENTS

 Section 1 - By Shareholders:

 All by-laws of the Corporation shall be subject to alteration or repeal, and new by-laws may be made, by the affirmative vote of shareholders holding of record in the aggregate at least a majority of the outstanding shares entitled to vote in the election of directors at any annual or special meeting of shareholders, provided that the notice or waiver of notice of such meeting shall have summarized or set forth in full therein, the proposed amendment.

 Section 2 -By Directors:

 The Board of Directors shall have power to make, adopt, alter, amend and repeal, from time to time, by-laws of the Corporation; provided, however, that the shareholders entitled to vote with respect thereto as in this Article IX above-provided may alter, amend or repeal by-laws made by the Board of Directors, except that the Board of Directors shall have no power to change the quorum for meetings of shareholders or the Board of Directors, or to change any provisions of the by-laws with respect to the removal of directors or the filling of vacancies in the Board resulting from the removal by the shareholders. If any by-law regulating an impending election of directors is adopted, amended or repealed by the Board of Directors, there shall be set forth in the notice of the next meeting of shareholders for the election of directors, the by-law so adopted, amended or repealed, together with a concise statement of the changes made.

 Section 3 - Transfers of Shares:

 (a) Transfers of shares of the Corporation shall be made on the share records of the Corporation only by the holder of record thereof, in person or by his duly authorized attorney, upon surrender for cancellation of the certificate or certificates representing such shares, with an assignment or power of transfer endorsed thereon or delivered therewith, duly executed, with such proof of the authenticity of the signature and of authority to transfer and of payment of transfer taxes as the Corporation or its agents may require.

 (b) The Corporation shall be entitled to treat the holder of record of any share or shares as the absolute owner thereof for all purposes and, accordingly, shall not be bound to recognize any legal, equitable or other claim to, or interest in, such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise expressly provided by law.

 Section 4 - Record Date:

 In lieu of closing the share records of the Corporation, the Board of Directors may fix, in advance, a date not exceeding fifty days, or less than ten days, as the record date for the determination of shareholders entitled to receive notice of, or to vote at, any meeting of shareholders, or to consent to any proposal without a meeting, or for the purpose of determining shareholders entitled to receive payment of any dividends, or allotment of any rights, or
for the purpose of any other action.   If no record date is fixed, the record
date for the determination of shareholders entitled to notice of or to vote at a meeting of shareholders shall be at the close of business on the day next preceding the day on which notice is given, or, if no notice is given, the day on which the meeting is held; the record date for determining shareholders for any other purpose shall be at the close of business on the day on which the resolution of the directors relating thereto is adopted. When a determination of shareholders of record entitled to notice of or to vote at any meeting of shareholders has been made as provided for herein, such determination shall apply to any adjournment thereof, unless the directors fix a new record date for the adjourned meeting.

 Section 13 - Committees:

 The Board of Directors, by resolution adopted by a majority of the entire Board, may from time to time designate from among its members an executive committee and such other committees, and alternate members thereof, as they deem desirable, each consisting of three or more members, with such powers and authority (to the extent permitted by law) as may be provided in such resolution. Each such committee shall serve at the pleasure of the Board.

 ARTICLE X - INDEMNITY

 (a) Any person made a party to any action, suit or proceeding, by reason of the fact that he, his testator or intestate representative is or was a director, officer of employee of the Corporation, or of any Corporation in which he served as such at the request of the Corporation, shall be indemnified by the Corporation against the reasonable expenses, including attorney's fees, actually and necessarily incurred by him in connection with the defense of such action, suit or proceedings, or in connection with any appeal therein, except in relation to matters as to which it shall be adjudged in such action, suit or proceeding, or in connection with any appeal therein that such officer, director or employee is liable for negligence or misconduct in the performance of his duties.

 (b) The foregoing right of indemnification shall not be deemed exclusive of any other rights to which any officer or director or employee may be entitled apart from the provisions of this section.

 (c) The amount of indemnity to which any officer or any director may be entitled shall be fixed by the Board of Directors, except that in any case where there is no disinterested majority of the Board available, the amount shall be fixed by arbitration pursuant to the then existing rules of the American Arbitration Association.

            The undersigned incorporator certifies that he has adopted the foregoing by-laws as the first by- laws of the Corporation.

 Dated: January 31, 1997

                                     //s// KENNETH G. EADE
                                     -------------------------
                                     Incorporator


 Exhibit 4.1

 [DESCRIPTION]SPECIMEN OF COMMON STOCK CERTIFICATE

 EXHIBIT
 Mercury Software

 [________]NUMBER                                              SHARES[________]
                       INCORPORATED UNDER THE LAWS OF THE STATE OF NEVADA
                 25,000,000 SHARES COMMON STOCK AUTHORIZED, $.001 PAR VALUE


   COMMON STOCK                                     CUSIP 589410 10 9
                                              SEE REVERSE FOR CERTAIN
                                              DEFINITIONS
 THIS CERTIFIES THAT

 Is the RECORD HOLDER OF            SHARES OF FULLY PAID AND NON-ASSESSABLE
SHARES OF COMMON STOCK OF MERCURY SOFTWARE TRANSFERABLE ON THE BOOKS OF THE CORPORATION IN PERSON OR BY DULY AUTHORIZED ATTORNEY UPON SURRENDER OF THIS CERTIFICATE PROPERLY ENDORSED. THIS CERTIFICATE AND THE SHARES REPRESENTED HEREBY ARE SUBJECT TO THE LAWS OF THE STATE OF NEVADA, AND TO THE CERTIFICATE OF INCORPORATION AND BYLAWS OF THE CORPORATION, AS NOW OR HEREAFTER AMENDED. THIS CERTIFICATE IS NOT VALID UNTIL COUNTERSIGNED BY THE TRANSFER AGENT.

 WITNESS the facsimile seal of the Corporation and the signature of its duly authorized officers.

 Dated:

 [SEAL OF Mercury Software}

 /s/ JEFFREY VOLPE                                       /s/ AGATA GOTOVA
 - -----------------------                            ---------------------
 President                                            Secretary

                 COUNTERSIGNED
                 AMERICAN REGISTRAR & TRANSFER CO.
                 342 E. 900 South
                 P.O. Box 1798
                 Salt Lake City, Utah 84110




               By: ^^Illegible Signature^^


 The following abbreviations, when used in the inscription on the face of this certificate, shall be construed as though they were written out in full according to applicable laws or regulations:

 TEN COM  - as tenants in common           UNIF GIFT MIN ACT - ____Custodian____
 TEN ENT  - as tenants by the entireties                     (Cust)      (Minor)
 JT TEN   - as joint tenants with right            under Uniform Gifts to Minors
            of survivorship and not as             Act ________________________
                tenants in common                                    (State)

              Additional abbreviation may also be used though not in above list.

              FOR VALUE RECEIVED, _________hereby sell, assign and transfer unto

 PLEASE INSERT SOCIAL SECURITY OR OTHER
     IDENTIFYING NUMBER OF ASSIGNEE
 - --------------------------------------

 - --------------------------------------

 __________________________________________________________________________
 (Please print or typewrite name and address including zip code of assignee)

 __________________________________________________________________________

 __________________________________________________________________________

 __________________________________________________________________________
 Shares of the capital stock represented by the within Certificate, and do hereby irrevocably constitute and appoint

 __________________________________________________________________________
 Attorney to transfer the said stock on the books of the within-named Corporation with full power of substitution in the premises.

 Dated,   ---------------------------------

 NOTICE: The signature to this assignment must correspond with the name as written upon the face of the Certificate, in every particular, without alteration or enlargement, or any change whatever.