Form 10QSB
period 2000-03-31
MERCURY SOFTWARE
filed 2000-06-01
CIK 1084133

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

FORM 10QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


COMMISSION FILE NUMBER 000-1084133
                       -----------


                                 MERCURY SOFTWARE
                    ------------------------------------------
              (Exact name of registrant as specified in its charter)



          California                                      52-1146119
----------------------------------
----------------------------------
(State or other jurisdiction of               (IRS Employer  Identification
No.)
 incorporation or organization)


827 State Street, Suite 26, Santa Barbara, CA 93101     Telephone 805 899 1299


--------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)

                                      NONE
--------------------------------------------------------------
Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required
to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during
the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---  ---

The number of shares of the registrant's common stock as of March 31, 2000:
3,492,520 shares.

Transitional Small Business Disclosure Format (check one):   Yes   No X
                                                                ---  ---


[CAPTION]
                             TABLE OF CONTENTS
                             -----------------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet
(b)      Statement of Operations
(c)      Statement of Changes in Financial Position
(d)      Statement of Shareholders' Equity
(e)      Notes to Financial Statements

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

Item 3.  Risks

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE
[CAPTION]





                                 MERCURY SOFTWARE
                          (a development stage company)
                                  BALANCE SHEET
                  AS OF MARCH 31, 2000 AND MARCH 31, 1999
                                   (unaudited)


                                  March 31, 2000              March 31, 1999

                                  ------------------          -----------------
ASSETS



     Current assets

Cash                             $    -                       $       -

                                   -----------------          -----------------

     Total current assets        $    -                       $       -

                                   -----------------          -----------------
     Total assets                $    -                       $       -

                                   =================          =================


LIABILITIES AND SHAREHOLDERS' EQUITY

     Current Liabilities         $     553                   $         185

                                   -----------------          -----------------
     Shareholders' equity

Common stock (no par value)
20,000,000 shares authorized
708,648 outstanding at
March 31, 2000
and March 31, 1999               $     709                     $      1,077
Paid in capital                          -                               -

Deficit accumulated during
development stage                   ( 1,262)                         ( 1,262)
                                    --------
--------
Total shareholders' equity        $    (553)                     $     ( 185)

Total liabilities and
shareholders' equity              $     --                      $      --

                                  ================             ================


[CAPTION]

                                 MERCURY SOFTWARE
                           (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                   AND THE THREE MONTHS ENDED MARCH 31, 1999
         AND FOR THE PERIOD FROM INCEPTION MAY 27, 1998 TO MARCH 31, 2000
                                   (unaudited)

                                                         From inception
               Three months ended  Three months ended     May 27, 1998 to

               March 31, 2000         March 31, 1999     March 31, 2000
               ------------------  -------------------  -----------------
Sales         $             -0-    $           -0-      $             -0-


               ------------------  -------------------  ------------------

Total income: $             -0-    $           -0-      $             -0-

Expenses

Administrative              102    $          102      $        (    894)

               ------------------   ------------------  -------------------

    Total expenses        (102)    $         (102)      $       (    894)


Loss from operations      (102)    $         (102)      $        (   894)

               ------------------   ------------------  -------------------
Net loss      $           (102)    $         (102)      $        (   894)

               ==================   ===================  ==================


[CAPTION]

                              INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                                  (a development stage company)
                          STATEMENT OF CHANGES IN FINANCIAL POSITION
                          FOR THE THREE MONETHS ENDED MARCH 31, 2000

                   AND THE PERIOD FROM INCEPTION MAY 27, 1998 TO MARCH 31, 2000
                                          (unaudited)


From inception
                                                 Three months ended
May 27, 1998 to
                                                 March 31, 2000
March 31, 2000
                                                 ------------------
------------------
Funds provided from (used for)operations
     Net (loss) during development stage         $        (   102)       $
     (   894)
     Accounts payable                                         --
        --
     Stocks issued for services                                 -
         709
Funds provided by (used for) operating activities               -
          -


Funds provided from (used for) financing activities

     Proceeds from sale of stock                            2,200
           -
                                                 ------------------
------------------

Net funds provided from (used for) all activities              -         $
           -

Cash balance at beginning of period                           1,000
           -
                                                 ------------------
------------------

Cash balance at end of period                    $             -         $
           -

                                                 ==================
==================



                                          MERCURY SOFTWARE
                                    (a development stage company)
                                 STATEMENT OF SHAREHOLDERS' EQUITY
                            FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                           (unaudited)


                                                           Common stock

-------------------------------------------
                                                  Number
                                                of shares       Amount
Deficiency
                                                ----------      ------
----------

Balance December 31, 1998                         1,077,100      1,077
(  1,262)

Net (loss) during development stage
                                                ----------      ------
----------
Balance March 31, 2000                              708,648        709
   (894)
                                              ============     =========
=============


[CAPTION]
                                        MERCURY SOFTWARE
                                 (a Development stage company)
                                 NOTES TO FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                        (unaudited)

1.   GENERAL

The financial statements have been prepared by management without audit and should be read in conjunction with the financial statements and notes thereto for the three months ended March 31, 2000. The Company is still in the development stage and the results of interim periods are not indicative of the results for the year. The accompanying financial statements reflect, in the opinion of management, all adjustments necessary for the fair presentation of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature.

The Company has been in the development stage since inception. The Company's activities have consisted of developing its plan of operations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

E. Depreciation: The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related assets or the estimated lives of the assets. Depreciation is computed on the straight-line method for reporting purposes and for tax purposes.

F.  Estimates: The preparation of the financial statements in conformity
with    generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  3.   OTHER MATTERS

AMENDMENT TO ARTICLES OF INCORPORATION: The Company originally issued 1,077,000 common shares of stock, when the Company was acting as its own transfer agent. However, the Company's new transfer agent refused to recognize the issue of 77,000 of the 1,077,000 common shares of stock, due to the fact that the Company's articles of incorporation had not been amended to provide for an increase in capital. On March 1, 1999, the Company amended its articles of incorporation to authorize capital of 20,000,000 common shares. Since the filing of this amendment was delayed, this resulted in a a difference between the shares outstanding on March 31, 2000 as shown on the official share register of the transfer agent and the Company's audited financial statements.

On November 26, 1999, the Company effected an 8-1 forward split of its common shares of stock, resulting in outstanding shares of 8,332,520.

SUBSEQUENT EVENTS: On March 31, 2000, the Company redeemed 455,000 common shares from Officer/Director Agata Gotova, at par value.

PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THIS ANALYSIS CONTAINS FORWARD-LOOKING COMMENTS WHICH ARE BASED ON CURRENT INFORMATION. ACTUAL RESULTS IN THE FUTURE MAY DIFFER MATERIALLY.

The Company is engaged in the business of providing sales of computer related software and related services. The Company has not yet commenced operations, but is in the process of developing its web site at www.internetsoftwaresales.com.

PART II. OTHER INFORMATION

Item 1.  Legal proceedings                                    NONE

Item 2.  Changes in securities and use of proceeds            NONE

Item 3.  Defaults on senior securities                        NONE

Item 4.  Submission of items to a vote                        NONE

Item 5.  Other information                                    NONE

Item 6.

 a)      Exhibits                                             NONE
 b)      Reports on 8K                                        NONE


SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Mercury Software


   Dated: March 31, 2000          By:    Jeffrey Volpe
                                        ---------------------------
                                          Jeffrey Volpe, President



   Dated: March 31, 2000          By:    Agata Gotova
                                        -------------------------------------
                                        Agata Gotova, Chief Financial
Officer



[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE
[ARTICLE] 5
[MULTIPLIER] 1
[PERIOD-TYPE]                              3-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-START]                             JAN-01-2000
[PERIOD-END]                               MAR-31-2000
[CASH]                                               0
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                  1000
[PP&E]                                            1000
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                    1000
[CURRENT-LIABILITIES]                             1000
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                          2084
[OTHER-SE]                                      (34592)
[TOTAL-LIABILITY-AND-EQUITY]                      1000
[SALES]                                              0
[TOTAL-REVENUES]                                     0
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                  (391)
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                   (391)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                               (391)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                      (391)
[EPS-BASIC]                                       (.00)
[EPS-DILUTED]                                     (.00)