Form 10QSB
period 2000-06-30
MERCURY SOFTWARE
filed 2000-09-15
CIK 1084133

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549

                          FORM 10QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
June 30, 2000

( )      Transition report pursuant of Section 13 or 15(d) of the
Securities Exchange Act of 1939 for the transition period ____ to______

               COMMISSION FILE NUMBER 000-1084133
                          -----------

                        MERCURY SOFTWARE
          ------------------------------------------
     (Exact name of registrant as specified in its charter)

California                                      52-1146119
----------------------------------            -------------------
(State or other jurisdiction of             (IRS Employer ID No.)
 incorporation or organization)

827 State Street, Suite 26
Santa Barbara, CA 93101                     805 899 1299
-----------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)



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

The number of shares of the registrant's common stock as of June
30, 2000: 3,492,520 shares.

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE










































                                   MERCURY SOFTWARE
                            (A Development Stage Company)
                                   BALANCE SHEET
                       AS OF JUNE 30, 2000 AND DECEMBER 31, 1999
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
     Shareholders' equity

Common stock (no par value)
20,000,000 shares authorized
708,648 outstanding at
June 30, 2000
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
                                  ================             ================




















                                 MERCURY SOFTWARE
                           (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED JUNE 30, 2000
                   AND THE THREE MONTHS ENDED MARCH 31, 1999
         AND FOR THE PERIOD FROM INCEPTION MAY 27, 1998 TO MARCH 31, 2000
                                   (unaudited)

                                                         From inception
               Six months ended      Six months ended    May 27, 1998 to
               June 30, 2000         June 30, 1999       June 30, 2000
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
Net loss      $           (102)    $         (102)      $        (   894)

               ==================   ===================  ==================































                              INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                                  (a development stage company)
                          STATEMENT OF CHANGES IN FINANCIAL POSITION
                          FOR THE SIX MONTHS ENDED MARCH 31, 2000
                   AND THE PERIOD FROM INCEPTION MAY 27, 1998 TO MARCH 31, 2000
                                          (unaudited)


                                                                         From inception
                                                 Six months ended        May 27, 1998 to
                                                 June 30, 2000           June 30, 2000
                                                 ------------------      -----------------
Funds provided from (used for)operations
     Net (loss) during development stage         $        (   102)       $        (   894)
     Accounts payable                                           -                      -
     Stocks issued for services                                 -                     709
Funds provided by (used for) operating activities               -                      -


Funds provided from (used for) financing activities

     Proceeds from sale of stock                            2,200                       -
                                                 ------------------      -----------------
-

Net funds provided from (used for) all activities              -         $              -

Cash balance at beginning of period                         1,000                       -

                                                 ------------------      -----------------

Cash balance at end of period                    $             -         $              -

                                                 ==================     ==================































                                   MERCURY SOFTWARE
                             (A Development Stage Company)
                          STATEMENT OF SHAREHOLDERS' EQUITY
                      FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                     (unaudited)


                                                           Common stock
                                            -------------------------------------------
                                                  Number
                                                of shares       Amount     Deficiency

                                                ----------      ------     ----------

Balance December 31, 1998                         1,077,100      1,077      (  1,262)

Net (loss) during development stage
                                                ----------      ------     ----------
Balance June 30, 2000                              708,648        709          (894)
                                               ============    =========  =============










[CAPTION]
                         MERCURY SOFTWARE
                   (a Development stage company)
                    NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000
                            (unaudited)

1.   GENERAL

The financial statements have been prepared by management without audit and should be read in conjunction with the financial statements and notes thereto for the six months ended June 31, 30, 2000. The Company is still in the development stage and the results of interim periods are not indicative of the results for the year. The accompanying financial statements reflect, in the opinion of management, all adjustments necessary for the fair presentation of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature.

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

                                         Mercury Software


   Dated: September 14, 2000        By:    Jeffrey Volpe
                                      ---------------------------
                                     Jeffrey Volpe, President



   Dated: March 31, 2000       By:   Agata Gotova
                                -----------------------------
                                     Agata Gotova, CFO



















[CAPTION]
[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE
[ARTICLE] 5
[MULTIPLIER] 1
[PERIOD-TYPE]                              6-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-START]                             JAN-01-2000
[PERIOD-END]                               JUN-30-2000
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