Form 10QSB
period 2000-09-30
MERCURY SOFTWARE
filed 2000-11-15
CIK 1084133

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

                                MERCURY SOFTWARE
                    ------------------------------------------
              (Exact name of registrant as specified in its charter)


          California                                     52-1146119
----------------------------------           ----------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
)incorporation or organization)


827 State Street, Suite 26, Santa Barbara, CA 95682     Telephone 805 899 1299
-------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)

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

The number of shares of the registrant's common stock as of September 30, 2000:
1,177,100 shares.

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE

[CAPTION]
                               MERCURY SOFTWARE
                          (A Development Stage Company)
                                 BALANCE SHEET
                   AS OF DECEMBER 30, 1999 AND SEPTEMBER 30, 2000
                                   (unaudited)

                                  December 30, 1999          September 30, 2000
                                  ------------------         ------------------
ASSETS
     Current assets
Cash                             $    1,000                   $       -
                                   -----------------          -----------------

     Total current assets        $    1,000                   $       -
                                   -----------------          -----------------
     Total assets                $    1,000                   $       -
                                   =================          =================

LIABILITIES AND SHAREHOLDERS' EQUITY

     Shareholders' equity

Common stock (no par value)
20,000,000 shares authorized
1,77,100 outstanding at
December 30, 1999
                                  $     709                     $      1,077
Paid in capital                          -                               -

Deficit accumulated during
development stage                   (   894)                         ( 1,262)
                                    --------                         --------
Total shareholders' equity        $     285                     $      ( 185)
Total liabilities and
shareholders' equity              $       -                      $       -
                                  ================             ================

[CAPTION]

                                MERCURY SOFTWARE
                           (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000
               AND FOR THE PERIOD FROM INCEPTION MAY 27, 1998 TO
                                   (unaudited)

                                           From inception
                      Three months ended          May 27, 1998 to
                      March 31, 2000              March 31, 2000
                      ------------------          -----------------
Sales                $             -0-            $         -0-


                      ------------------          -----------------

Total income:        $             -0-            $          -0-

Expenses

Administrative                    102            $    (    894)

                      ------------------          -----------------
    Total expenses               (102)            $    (    894)


Loss from operations             (102)            $     (   894)

                      ------------------          -----------------
Net loss             $           (102)            $     (   894)
                      ==================          ==================


































                                            MERCURY SOFTWARE
                                     (A Development Stage Company)
                             STATEMENT OF CHANGES IN FINANCIAL POSITION
                             FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000
                   AND THE PERIOD FROM INCEPTION MAY 27, 1998 TO SEPTEMBER 30, 2000
                                             (unaudited)

                                                                            From inception
                                                 Six months ended           May 27, 1998 to
                                                 March 31, 2000             September 31, 2000
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

                                                 ==================      ==================


                                          MERCURY SOFTWARE
                                     (A Development Stage Company)
                                 STATEMENT OF SHAREHOLDERS' EQUITY
                            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                            (unaudited)



                                                           Common stock
                                            -------------------------------------------
                                                  Number
                                                of shares       Amount     Deficiency
                                                ----------      ------     ----------

Balance December 31, 1998                        1,177,100      1,177      (  1,162)

Net (loss) during development stage
                                                ----------      ------     ----------
Balance March 31, 2000                           1,177,100      1,177      (  1,162)
                                              ============     =========  =============












[CAPTION]
                                MERCURY SOFTWARE
                         (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000
                                 (unaudited)
1.   GENERAL

The financial statements have been prepared by management without audit and should be read in conjunction with the financial statements and notes thereto for the six months ended September 30, 2000. The Company is still in the development stage and the results of interim periods are not indicative of the results for the year. The accompanying financial statements reflect, in the opinion of management, all adjustments necessary for the fair presentation of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature.

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

                                         Mercury Software


   Dated: September 30, 2000          By:    Jeffrey Volpe
                                        ---------------------------
                                          Jeffrey Volpe, President



   Dated: September 30, 2000          By:    Agata Gotova
                                        -------------------------------------
                                        Agata Gotova, Chief Financial Officer

[CAPTION]
[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE
[ARTICLE] 5
[MULTIPLIER] 1
[PERIOD-TYPE]                              6-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-START]                             JAN-01-2000
[PERIOD-END]                               SEP-30-2000
[CASH]                                               0
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                  1000
[PP&E]                                            1000
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                    1000
[CURRENT-LIABILITIES]                             1000
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                          1177
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                      1000
[SALES]                                              0
[TOTAL-REVENUES]                                     0
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                  (894)
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                   (894)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                               (894)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                      (894)
[EPS-BASIC]                                       (.00)
[EPS-DILUTED]                                     (.00)