Form 10KSB
period 2000-12-31
MERCURY SOFTWARE
filed 2001-04-02
CIK 1084133

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-KSB

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                               ACT OF 1934
               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                            MERCURY SOFTWARE
            (Name of Small Business Issuer in its Charter)


            Nevada                                   52-1146119
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

Room 1502, Sunning Court, Hoi Ping Road
Causeway Bay, Hong Kong                                         N/A
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number: (011) 852-2808-4329

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of each class to be so registered

Common Stock

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes X     No
 .                                                                -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

The issuer's revenues for the Fiscal Year ended December 31, 2000 were $0 The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of December 30, 2000, computed by reference to the market value of the registrant's common stock as reported by the over-the-counter bulletin board, was approximately $687,972.

As at December 31, 2000, there were 19,156,500 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one)  Yes     No X
                                                          -----   -----
PART 1
- ------

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

The Company's mailing address is Room 1502, Sunnin gcourt, Hoi Ping Road, Causeway Bay, Hong Kong. The telephone number of its principal executive office is (011) 852-2808-4329.

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

EMPLOYEES

The Company presently employs two employees, the President, Cassandra Dean-Rankin, who devotes 50% of her work time to the company, and Allen Dean, who devotes 50% of his work time to the company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 25, 2000, pursuant to Notice of a special shareholder's meeting and a duly filed From 14A, the Company's shareholders approved an amendment to the company's articles of incorporation to call for a 15-1 forward split of the company's capital stock, which resulted in an increase in the authorized capital stock of the company to 375,000,000 shares, and an increase in the outstanding share capital to 19,156,500 shares.

PART II
- -------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock has been quoted on the over-the-counter bulletin board, under the symbol "MCWY" on July 25, 2000. Beginning August 23, 2000, for approximately two weeks, it was quoted under the symbol "MCYWE" for failure to timely file its quarterly financial report for the quarter ended June 30, 2000. On January 8, 2001, its symbol was changed to "MERY." The high and low sale prices of company common stock were 1/2 and 25, respectively during the third and fourth quarters of fiscal year 2000. The Company considers its Common stock to be thinly traded and that any reported bid or sale prices may
not be a true market-based valuation of the Common Stock.   As of December 31,
2000, there were 33 record holders of the Company's Common Stock. The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.


The following table sets forth the range of high and low bid information for each full quarterly period of the last fiscal year:


  Period Reported                      Average High Bid         Average Low Bid
  --------------------------------     ----------------         ---------------
  Quarter ended June 30, 2000          No data available

  Quarter ended September 30, 2000     No data available

  Quarter ended December 31, 2000       15                        1/2




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

  (2) Source of information: Stockmaster Stock Quotation Service
(Stockmaster.com) and Freerealtime.com, NASD Bulletin Board.

 SECURITY HOLDERS

 The approximate number of record holders of shares of the common stock of the Company outstanding as of December 31, 2000 was 33.

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

 The Executive Officers of the Company and its subsidiaries, and their ages, are as follows:

  Name                     Age                          Position
  ----------               ---                          --------
 Jeffrey Volpe             44                       President, Director,


  Agata Gotova             28                       Secretary, Treasurer,
                                                    Director

Jeffrey Volpe. Mr. Volpe is the President, Chief Executive Officer, and Director of the Company. He is also the President and Chief Executive Officer of Innovative Software Technology Inc. He is also the Secretary of Russian-caviar.com, Russian Imports.com, and FirsTelevision.com. Mr. Volpe has over twelve years' experience in computer programming and software development plus extensive experience with web programming including PERL and CGI scripting. Additionally, Mr. Volpe has over 20 years litigation experience as well as intimate knowledge of most other areas of law. Mr. Volpe has developed a streamlined method for converting files from various platforms and programs into Edgar compatible formats which are required by the Securities and Exchange Commission.

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

 ITEM 10. EXECUTIVE COMPENSATION.

 The Company has made no provisions for cash compensation to its officers and directors. No cash salaries are being paid at the present time, and will not be paid unless and until there is available cash flow from operations to pay salaries. There were no grants of options or SAR grants given to any executive officers during the last fiscal year. Jeffrey Volpe, President, was allocated $2,000 salary in 1999, which was actually paid in fiscal year 2000, and was paid 468,452 shares of common stock on November 9, 2000, as salary.

 The following table sets forth the cash and non-cash compensation paid by the Company to its Chief Executive Officer and all other executive officers for services rendered up to the period ended December 31, 2000.

                               Annual Compensation
                               -------------------

  Name and Position            Salary      Bonus      Annual Deferred Salary
  -----------------            ------      -----      ----------------------
 Jeffrey Volpe, President      $   0         0            0


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

 Name and Address               Number of Shares          Percentage Owned
 ----------------               ----------------          ----------------
 Agata Gotova(2)                     3,750,000                   19.58%
 827 State Street
 Santa Barbara, CA 93101

 Jeffrey Volpe                       8,526,780                   44.51%
 P.O. 2132
 Ventura, CA 93002

 Richard Tearle                      1,125,000                    5.87%
 1216 State Street #305
 Santa Barbara, CA 93101

 Officers and Directors             12,276,780                   64.09%
 as a Group
  ------------
  (1) Table is based on current outstanding shares of 19,156,500.
  (2) Agata Gotova is the wife of the Company's attorney, Kenneth G. Eade.

 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


On November 9, 2000, the Company issued 468,452 shares to Jeffrey Volpe in exchange for salary. These shares were issued without registration pursuant to an exemption from registration contained within Section 4(2) of the Securities Act of 1933, to sophisticated investors who had full access to company financial and other information.

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


[CAPTION]
 ROGELIO G. CASTRO
 Certified Public Accountant


                           REPORT OF INDEPENDENT AUDITOR

 To the Shareholders and Board
 of Directors  Mercury Software

I have audited the accompanying balance sheets of Mercury Software (A Development Stage Company) as of December 31, 1999 and December 31, 1998 and the related statements of income, stockholders' equity, and cash flows for the year ended December 31, 1999 and December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mercury Software A Development Stage Company) at December 31, 1999 and December 31, 2000, and the results of operations and cash flows for the year period January 29, 1997 (inception) through December 31, 2000, in conformity with generally accepted accounting principles.


  /s/ Rogelio G. Castro
  ---------------------
  March 30, 2001
  Oxnard, California



 [CAPTION]
                                Mercury Software
                          (A Development Stage Company)
                                  BALANCE SHEET
                  AS OF DECEMBER 31, 1999 AND DECEMBER 31, 2000

                                        December 31    December 31
                                         1999          2000
 ASSETS
 Current Assets:
  Cash                                  $ -          $ -

  Total Current Assets                  -------      ------
                                          -            -
                                        -------      ------
               TOTAL ASSETS             $ -          $ -
                                         ______      _______
                                         ------      -------
 LIABILITIES & STOCKHOLDERS' EQUITY

 Current Liabilities
   Total Current Liabilities            $ 185       $ 185
                                         ------      ------

 Stockholders' Equity:
  Common stocks, $.001 par value
  Authorized shares - 25,000,000
  Issued and outstanding shares
  1,077,000 issued and outstanding      1,077          975
  Paid in capital                           -            -
  Deficit accumulated during
  development stage                  (  1,262)      (1,160)
                                        -------     -------

  Total Stockholders' Equity             (185)       ( 185)
                                        -------     -------
 TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                  $   -        $   -
                                         -------     -------
                                     $     -        $   -
                                         _______     _______
                                         -------     -------

 [CAPTION]
                                Mercury Software
                          (A Development Stage Company)
                    STATEMENT OF INCOME FOR THE YEARS ENDED
                       DECEMBER 31, 1999 AND FOR THE YEAR
                ENDED DECEMBER 31, 2000 AND FROM JAUNARY 29, 1997
                      (INCEPTION) THROUGH DECEMBER 31, 2000



                                           Jan. 29, 1997
                                           through
                                           December 31 December 31  December 31
                                             2000        1999         2000
                                            -------   ---------      --------
 Income
 Sales                                   $     -0-       -0-            -0-
                                            -------   ---------      --------
 Total Income                                     -         -              -
                                            -------   ---------      --------
 Expenses:
 General & Administrative Expenses            1,262      102             -
                                            -------   ---------      --------
 Total Expenses                               1,262      102             -
                                            -------   ---------      --------
 Loss per common share                       ( 0.00)      -              -
                                            ========   =======        ======

 [CAPTION]
                                MERCURY SOFTWARE
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 and 2000
                    AND FOR THE YEAR ENDED DECEMBER 31, 1998
                  AND FROM JANUARY 29, 1998 (INCEPTION) THROUGH
                                DECEMBER 31, 2000

                                           Jan 29, 1997
                                             Through
                                           December 31  December 31 December 31
                                             2000        1999         2000
                                           -----------  ----------- -----------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                $ (  1,262)   $ (   102)  $    -
 Adjustments to reconcile
  net loss to net cash provided by
  operating activities:
 Stocks issued for services                   1,262          102       -

                                             --------     --------    -----
 NET CASH PROVIDED (USED)
 BY OPERATING ACTIVITIES                       -              -
            -                                --------     --------    -----
 INCREASE IN CASH                              -              -
            -
                                             --------     --------    -----
 INCREASE IN CASH                              -              -         -

 BEGINNING CASH                                -0-         1,000       -
                                             -------        -----     ------
 ENDING CASH                               $    -             -         -
                                             =======        =====     ======

 [CAPTION]
 MERCURY SOFTWARE
 (A DEVELOPMENT STAGE COMPANY)
 STATEMENT OF STOCKHOLDERS' EQUITY
 FROM JANUARY 29, 1997 (INCEPTION)
 THROUGH DECEMBER 31, 2000

                                                 Common      Accumulated
                                        Shares    Stock @    Retained
                                   Outstanding   Par Value   Deficit
                                   -----------  ----------   -------
 Balance at January 29, 1997
 (Inception)
 Stocks issued for services           975,000  $   975
 Net loss - January 29, 1997
 (inception) through
 December 31, 1997                                       $ (1,160)
                                     --------- --------   -------
 Balance at December 31, 1997         975,000      975     (1,160)
                                     --------- --------   -------
 Balance at December 31, 1998         975,000      975     (1,160)

 Stocks Issued for Cash               102,100      102

 Net Loss December 31, 1999                       (102)
                                     --------    -----      ------

                                     --------    -----      ------
 Balance at December 31,  1999      1,077,100   $1,077  $ ( 1,262)
                        ---------    ------    -------

 Balance at December 31, 2000       1,077,100   $1,077  $ ( 1,262)

                                    =========     =====   =======


 [CAPTION]
                                Mercury Software
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

 NOTE 1. DESCRIPTION OF THE BUSINESS

 Mercury Software (the Company) was incorporated under the laws of the state of Nevada on January 29, 1997. The purpose for which the Corporation is organized is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of Nevada including, without limitation, to provide sales of computer related software and related services. The Company has been in the development stage since its formation on January 29, 1997. Planned principal operations have not commenced since then. There were no significant activities from its inception date through December 31, 2000.

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

 [CAPTION]
  Item 14. EXHIBITS, FINANCIAL STATEMENTS

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

    (b) Reports on Form 8-K: Not Applicable
    (c) Exhibits

  Exhibit No.                  D E S C R I P T I O N
  -----------                  ---------------------

   3 (a)       Articles of Incorporation Mercury Software
               (incorporated by reference to form 10K for December 31, 1999)
   3 (a((1)    Certificate of Amendment to Articles of Incorporation
   3 (b)       By-laws Mercury Software
              (incorporated by reference to form 10K for December 31, 1999)
   4 (a)       Specimen certificate of common stock
              (incorporated by reference to form 10K for December 31, 1999)
   10          Other Documents - Not applicable

 SIGNATURES

 Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

 Innovative Software Technologies, Inc.

/s/ Cassandra Dean-Rankin
 _____________________________________________
 CASSANDRA DEAN-RANKIN, President and Director

 Date: February 28, 2001

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ Allan Dean
_____________________________________
ALLAN DEAN, Treasurer and Director

Date: February 28, 2001


[CAPTION]
 EXHIBIT 3(a)(1)
 FILED #C1799-97
 DECEMBER 12 2000
 IN THE OFFICE OF
 DEAN HELLER
 DEAN HELLER SECRETARY OF STATE

                          CERTIFICATE OF AMENDMENT TO
                          ARTICLES OF INCORPORATION OF
                                MERCURY SOFTWARE
                              A Nevada corporation


     The undersigned hereby certifies as follows:
     ONE: That they are the President and Secretary, respectively, of MERCURY SOFTWARE, a Nevada corporation.
     TWO: That, at a meeting of the Board of Directors held on November 11, 2000, which was ratified by a subsequent shareholder's meeting on November 25, 2000, the corporation resolved to amend article FOURTH of its Articles of Incorporation, as follows:
     RESOLVED, that the Corporation amend its Articles of Incorporation, FOURTH, as follows:
     "FOURTH: The amount of total authorized capital stock is three hundred seventy five million (375,000,000) shares, each with a part value of $.00006 per share, in order to reflect a fifteen to one (15-1) forward split of the share capital of the corporation.
     THREE: This amendment was approved by the required vote of shareholders in accordance with the corporations law of the state of Nevada.

The total number of outstanding shares of each class entitled to vote for the amendment is: One Million One Hundred Seventy Seven Thousand One hundred (1,177,100) shares. The number of shares of each class voting for the amendment equaled or exceeded the vote required, that being fifty (50%) percent. The amendment was approved by a vote of Eight Hundred Five Thousand (805,000) shares, equaling 68.38% of all shares entitled to vote.

Dated: November 25, 2000           /s/ Jeffrey Volpe
                                   ------------------------
                                   JEFFREY VOLPE, PRESIDENT



Dated: November 25, 2000           /s/ Agata Gotova
                                   ------------------------
                                   AGATA GOTOVA, SECRETARY


     We, the undersigned, hereby declare, under penalty of perjury, in accordance with the laws of the State of California, that we are the President and Secretary of the above-referenced corporation, that we executed the above-referenced Certificate of Amendment to Articles of Incorporation, that we have personal knowledge of the information contained therein, and that the information contained therein is true and correct

                                   /s/ Jeffrey Volpe
                                   ------------------------
                                   JEFFREY VOLPE, President

                                   /s/ Agata Gotova
                                   ------------------------
                                   AGATA GOTOVA, Secretary