Form 10-Q
period 2001-03-31
MERCURY SOFTWARE
filed 2001-05-21
CIK 1084133

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

  [X]   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                       For Quarter Ended: March 31, 2001

                                       OR

   [ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                        Commission File No.  000-1084133

                                MERCURY SOFTWARE
             (Exact name of registrant as specified in its charter)

 Nevada                                                 52-1146119
(State of incorporation)                           (I.R.S. Employer I.D.)


                    Room 1502, Sunning Court, Hoi Ping Road
                          Causeway Bay, Hong Kong
                           Telephone (852) 2808-4329
         (Address and telephone number of principal executive offices and principal place of business)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [   ]

As of May 18, 2001, the Registrant had a total of 1,277,100 shares of common stock issued and outstanding.

                        PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS



                              MERCURY SOFTWARE
                        (A Development Stage Company)
                             Financial Statements
                                March 31, 2001

                             MERCURY SOFTWARE
                        (A Development Stage Company)
                                Balance Sheets

                                    ASSETS

                                                     March 31,   December 31,
                                                       2001          2000
                                                   ------------- -------------
                                                    (Unaudited)

CURRENT ASSETS
  Cash                                             $          -  $           -
                                                   ------------- -------------
    Total Current Assets                                      -              -

                                                   ------------- -------------

  TOTAL ASSETS                                     $          -  $           -
                                                   ============= =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 25,000,000
 shares authorized;   1,277,100 shares and
  1,277,100 shares issued and outstanding,
   respectively                                     $      1,277 $       1,277
Additional Paid in Capital                                 2,185         2,185
Deficit Accumulated During the Development Stage      (    3,462)     (  3,462)
                                                   ------------- -------------

  Total Stockholders' Equity                                   -             -
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $           - $           -
                                                   ============= =============

                            MERCURY SOFTWARE
                        (A Development Stage Company)
                           Statement of Operations
                                 (Unaudited)

                                                                From
                                                                Inception on
                                    For the three months ended  January 29,
                                             March 31,          1997 to March

                                        2001           2000     31, 2001
                               -------------- -------------- ---------------

REVENUES                       $           -  $           -  $            -
                               -------------- -------------- ---------------
EXPENSES
  General & Administrative                  -           102            3,462
                               -------------- -------------- ---------------
    Total Expenses                          -           102            3,462
                               -------------- -------------- ---------------
                               $            - $        (102) $       ( 3,462)
NET LOSS                       ============== ============== ===============



NET LOSS PER SHARE             $        (.00)   $      (.00)
                               ============== ==============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                       1,277,100      1,277,100
                               ============== ==============

                             MERCURY SOFTWARE
                        (A Development Stage Company)
                           Statement of Cash Flows
                                 (Unaudited)

                                                                From
                                                                Inception on
                                    For the three months ended  January 29,
                                             March 31,          1997 to March

                                        2001           2000     31, 2001
                                    ------------- ------------- -------------

Cash Flows from Operating Activities

  Net Loss                          $          -  $      (102)  $    ( 3,462)
  Less Non-Cash Items:
  Shares issued for services                   -          102          1,262

                                    ------------- ------------- -------------
Net Cash Provided(Used) by
    Operating Activities                       -            -         (2,200)
                                    ------------- ------------- -------------

Cash Flows from Financing Activities
   Issuance of common stocks                   -            -          2,200
                                    ------------- -------------  ------------
  Net Cash Provided(Used) by
    Financing Activities                        -           -          2,200
                                    ------------- ------------- -------------

Increase in Cash                                -           -               -
                                    ------------- ------------- -------------
Cash and Cash Equivalents at
  Beginning of Period                           -            -              -
                                    ------------- ------------- -------------
Cash and Cash Equivalents at
  End of Period                     $           - $          -  $           -
                                    ============= ============= =============



Supplemental Non-Cash Financing Transactions:

  Stock issued for services         $          -  $        102  $      1,262

                              MERCURY SOFTWARE
                        (A Development Stage Company)
                      Notes to the Financial Statements
                                March 31, 2001



                                    GENERAL
                                    -------

MERCURY SOFTWARE(the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2000.


                             UNAUDITED INFORMATION
                             ---------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.


     In this report references to  "we," "us," and "our" refer to MERCURY
SOFTWARE


                          FORWARD LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within MERCURY SOFTWARE's control. These factors include but are not limited to economic conditions generally and in the industries in which MERCURY SOFTWARE may participate; competition within MERCURY SOFTWARE's chosen industry, including competition from much larger competitors; technological advances and failure by MERCURY SOFTWARE to successfully develop business relationships.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Since inception, we have had no revenues and have experienced losses.
We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the three months ended March 31, 2001 was $0, compared to a net loss of $102 for the same period of 2000. The difference is insignificant, and a comparison of the two periods is not meaningful, due to the fact that we have had minimal operations and nominal expenses since inception.

Liquidity and Capital Resources


As of March 31, 2001, we had $0 cash on hand and total current liabilities of $0. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders. Due to our lack of cash and current liabilities since inception, management believes a comparison of the period ended March 31, 2001 and the period March 31, 2000 would not be meaningful.

It is emphasized that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our management to complete acquisitions without submitting any proposal to the stockholders for their consideration.

Should a merger or acquisition prove unsuccessful, it is possible that we may decide not to pursue further acquisition activities and management may abandon its activities and our shares would become worthless.


                          PART II: OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.

                None.


        (b)  Reports on Form 8-K.

                None.




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who is duly authorized.


                                 MERCURY SOFTWARE

         5/14/01                 By: Cassandra Dean-Rankin
                                     --------------------------------
                                     Cassandra Dean-Rankin, President