Form 10QSB
period 2001-06-30
MERCURY SOFTWARE
filed 2001-08-22
CIK 1084133

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2001

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of August 22, 2001, the Registrant had a total of 1,277,100 shares of common stock issued and outstanding.

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                                MERCURY SOFTWARE
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                                             Jun 30,  Dec 31,
                                                              2001     2000
                                                             ------   ------
                                                          (Unaudited)
CURRENT ASSETS
  Cash                                                       $ --     $ --
                                                             ------   ------
    Total Current Assets                                       --       --

                                                             ------   ------

  TOTAL ASSETS                                               $ --     $ --
                                                             ======   ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 25,000,000
 shares authorized; 1,277,100 shares and
  1,277,100 shares issued and outstanding,
   respectively                                              $1,277   $1,277
Additional Paid in Capital                                    2,185    2,185
Deficit Accumulated During the Development Stage             (3,462)  (3,462)
                                                             ------   ------

  Total Stockholders' Equity                                   --       --
                                                             ------   ------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ --     $ --
                                                             ======   ======

                                MERCURY SOFTWARE
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)

                                                                   From
                                                               Inception on
                                  For the six months ended     January 29,
                                          June 30,             1997 to June
                                     2001          2000          30, 2001
                               -------------- -------------- ---------------

REVENUES                       $           -  $           -  $            -
                               -------------- -------------- ---------------
EXPENSES
  General & Administrative                 -             102           3,462
                               -------------- -------------- ---------------
    Total Expenses                         -             102           3,462
                               -------------- -------------- ---------------
                               $           -  $         (102)$       ( 3,462)
NET LOSS                       ============== ============== ===============



NET LOSS PER SHARE             $         (.00)$         (.00)
                               ============== ==============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                       1,277,100      1,277,100
                               ============== ==============

                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)

                                                                    From
                                                                 Inception on
                                    For the six months ended     January 29,
                                             June 30,           1997 to June
                                        2001           2000       30, 2001
                                    ------------- ------------- -------------

Cash Flows from Operating Activities

  Net Loss                          $          -  $        (102)  $   ( 3,462)
  Less Non-Cash Items:
  Shares issued for services                   -            102         1,262

                                    ------------- ------------- -------------
Net Cash Provided(Used) by
    Operating Activities                       -             -         (2,200)
                                    ------------- ------------- -------------

Cash Flows from Financing Activities
   Issuance of common stocks                   -             -          2,200
                                    ------------- -------------  ------------
  Net Cash Provided(Used) by
    Financing Activities                       -             -          2,200
                                    ------------- ------------- -------------

Increase in Cash                               -             -             -
                                    ------------- ------------- -------------
Cash and Cash Equivalents at
  Beginning of Period                          -             -             -
                                    ------------- ------------- -------------
Cash and Cash Equivalents at
  End of Period                     $          -  $          -  $          -
                                    ============= ============= =============



Supplemental Non-Cash Financing Transactions:

  Stock issued for services         $          -  $         102 $       1,262

                                MERCURY SOFTWARE
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2001



                                     GENERAL
                                     -------

MERCURY SOFTWARE(the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2000.


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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Since inception, we have had no revenues and have experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the six months ended June 30, 2001 was $0, compared to a net loss of $102 for the same period of 2000. The difference is insignificant, and a comparison of the two periods is not meaningful, due to the fact that we have had minimal operations and nominal expenses since inception.

Liquidity and Capital Resources

As of June 30, 2001, we had $0 cash on hand and total current liabilities of $0. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders. Due to our lack of cash and current liabilities since inception, management believes a comparison of the period ended June 30, 2001 and the period June 30, 2000 would not be meaningful.

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


                                MERCURY SOFTWARE

Date: August 22, 2001           By: /s/ Cassandra Dean-Rankin
---------------------           -----------------------------
                                        Cassandra Dean-Rankin, President