Form 10QSB
period 2001-09-30
MERCURY SOFTWARE
filed 2001-10-31
CIK 1084133

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For Quarter Ended: September 30, 2001

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File No. 000-1084133

                                MERCURY SOFTWARE
             ------------------------------------------------------
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of October 31, 2001, the Registrant had a total of 19,156,500 shares of common stock issued and outstanding.

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                                MERCURY SOFTWARE
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                            Sept.30,  Sept. 30,
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
                                                             ======   ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 25,000,000
 shares authorized; 19,156,500 shares and
  19,156,500 shares issued and outstanding,
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
                                                             ======   ======

                                MERCURY SOFTWARE
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)

                                                                    From
                                                                Inception on
                                  For the nine months ended      January 29,
                                        September 30,         1997 to September
                                     2001          2000          30, 2001
                               -------------- -------------- ---------------

REVENUES                       $           -  $           -  $            -
                               -------------- -------------- ---------------
EXPENSES
  General & Administrative                 -             102           3,462
                               -------------- -------------- ---------------
    Total Expenses                         -             102           3,462
                               -------------- -------------- ---------------
                               $           -  $         (102)$       ( 3,462)
NET LOSS                       ============== ============== ===============



NET LOSS PER SHARE             $         (.00)$         (.00)
                               ============== ==============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                      19,156,500     19,156,500
                               ============== ==============

                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)

                                                                    From
                                                                 Inception on
                                    For the nine months ended     January 29,
                                           September 30,       1997 to September
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

                                MERCURY SOFTWARE
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2001



                                     GENERAL
                                     -------

MERCURY SOFTWARE(the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2000.


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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Since inception, we have had no revenues and have experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the nine months ended September 30, 2001 was $0, compared to a net loss of $102 for the same period of 2000. The difference is insignificant, and a comparison of the two periods is not meaningful, due to the fact that we have had minimal operations and nominal expenses since inception.

Liquidity and Capital Resources

As of September 30, 2001, we had $0 cash on hand and total current liabilities of $0. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders. Due to our lack of cash and current liabilities since inception, management believes a comparison of the period ended June 30, 2001 and the period June 30, 2000 would not be meaningful.

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


                                MERCURY SOFTWARE

Date: October 31, 2001          By: /s/ Cassandra Dean-Rankin
---------------------           -----------------------------
                                        Cassandra Dean-Rankin, President