Form 10KSB
period 2001-12-31
MERCURY SOFTWARE
filed 2002-03-28
CIK 1084133

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   -----------

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                MERCURY SOFTWARE
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


            Nevada                                       52-1146119
            ------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Room 1502, Sunning Court, Hoi Ping Road, Causeway Bay, Hong Kong         N/A
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number: (011) 852-2808-4329

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of each class to be so registered

Common Stock

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.              Yes  [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

The issuer's revenues for the Fiscal Year ended December 31, 2001 were $0 The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of December 30, 2001, computed by reference to the market value of the registrant's common stock as reported by the over-the-counter bulletin board, was approximately $-.

As at December 31, 2001, there were 19,156,500 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one)        Yes [ ]  No [X]

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

ITEM 4.   NONE

PART II
-------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock has been quoted on the over-the-counter bulletin board, under the symbol "MERY" The high and low sale prices of company common stock were $.35 and $.75, respectively during fiscal year 2001. The Company considers its Common stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the Common Stock. As of December 31, 2001, there were 31 record holders of the Company's Common Stock. The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.


The following table sets forth the range of high and low bid information for each full quarterly period of the last fiscal year:


  Period Reported                       Average High Bid         Average Low Bid
  ---------------                       ----------------         ---------------

  Quarter ended March 31, 2001         No data available

  Quarter ended June 30, 2001          No data available

  Quarter ended September 30, 2001     No data available

  Quarter ended December 31, 2001            $.75                     $.35



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

      (2) Source  of   information:    Stockmaster   Stock   Quotation   Service
(Stockmaster.com) and Freerealtime.com, NASD Bulletin Board.

SECURITY HOLDERS

The approximate number of record holders of shares of the common stock of the Company outstanding as of December 31, 2001 was 31.

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

The Executive Officers of the Company and its subsidiaries, and their ages, are as follows:

Name                        Age                          Position
----------                  ---                          --------
Cassondra Dean Ranken       38                       President, Director,

Alan George Dean            74                       Secretary, Treasurer,
                                                     Director

Richard Johnson             45                       Director

Tayne Ashford               50                       Director

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2001, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

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

Name and Address               Number of Shares          Percentage Owned
----------------               ----------------          ----------------

Officers and Directors             -0-                         -0-
as a Group


ITEM 12.  NONE

ITEM 13.   FINANCIAL STATEMENTS



                                MERCURY SOFTWARE
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS

                                December 31, 2001


                                    CONTENTS


Independent Auditors' Report . . . . . . . . . . . . . . . . . . .  .     F 2

Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . .     F 3

Statements of Operations  . . . . . . . . . . . . . . . . . . . . . .     F 4

Statements of Stockholders' Equity (Deficit) . . . . . . . . . . .  .     F 5

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . .  .     F 6

Notes to the Financial Statements  . . . . . . . . . . . . . . . .  .     F 7

                          Independent Auditor's Report



Board of Directors and Stockholders
MERCURY SOFTWARE

We have audited the balance sheet of MERCURY SOFTWARE (a development stage company) as of December 31, 2001 and 2000 the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period January 29, 1997 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of MERCURY SOFTWARE, as of December 31, 2001 and 2000 and, and the results of its operations and its cash flows for the years then ended, and for the period January 29, 1977 (inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as going concern. As discussed in Note 4, the Company is in development stage and has limited assets, limited working capital, and has sustained losses during its development stage which together raise substantial doubt about its ability to continue as a going concern. Management plans regarding those matters are also discussed in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


By: /s/ Rogelio G. Castro
-------------------------
        Rogelio G. Castro
        Certified Public Accountant

Oxnard, California
March 28, 2002

                                MERCURY SOFTWARE
                          (A Development Stage Company)
                                 Balance Sheets

                                                             December 31,
                                                           2001       2000
                                                          -------    -------

CURRENT ASSETS

 Cash                                                     $  --      $  --
                                                          -------    -------
  Total Current Assets                                       --         --
                                                          -------    -------
  TOTAL ASSETS                                            $  --      $  --
                                                          =======    =======

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Total Current Liabilities                               $  --      $  --

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $0.001 par
  value; 25,000,000 shares
  authorized; 19,156,000
  shares issued and
  outstanding                                               1,277      1,277
 Additional paid-in capital                                 1,800      1,800
  Deficit accumulated during
  the development stage                                    (3,077)    (3,077)
                                                          -------    -------
  Total Stockholders' Equity
             (Deficit)                                       --         --
                                                          -------    -------
  TOTAL LIABILITIES AND
   STOCKHOLDERS'
   EQUITY (DEFICIT)                                       $  --      $  --
                                                          =======    =======

              See accompanying notes to the financial statements.

                                MERCURY SOFTWARE
                          (A Development Stage Company)
                            Statements of Operations

                                                January
                                                29, 1997
                              For the years   (inception)
                                 ended          through
                              December 31,    December 31,
                             2001      2000      2001
                             -----   -------    -------
Income                       $--     $  --      $  --
                             -----   -------    -------

Expenses:
  General & administrative    --       1,815      3,077
                             -----   -------    -------
    Total Expenses            --       1,815      3,077
                             -----   -------    -------
Net Loss                     $--     $(1,815)   $(3,077)
                             =====   =======    =======

             See accompanying notes to the financial statements.

                                MERCURY SOFTWARE
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
               For the years ended December 31, 2001 and 2000 and
     for the period January 29, 1997 (inception) through December 31, 2001


                                                             Deficit
                                                            Accumulated
                                              Additional    During the
                          Common Stock          Paid-In     Development
                       Shares       Amount      Capital       Stage
                     ----------   ----------   ----------   ----------
At inception on
 January 29, 1997    14,625,000   $      975   $     --     $     --

Net loss -
 December 31, 1997         --           --           --         (1,160)
                     ----------   ----------   ----------   ----------
Balance,
 December 31, 1997   14,625,000          975         --         (1,160)
                     ----------   ----------   ----------   ----------

Balance,
 December 31, 1998   14,625,000          975         --         (1,160)
                     ----------   ----------   ----------   ----------
Balance,
 December 31, 1999   14,625,000          975         --         (1,160)

Stocks issued for
 services             1,531,500          102         --           --

Net loss
 December 31, 1999         --           --           --           (102)
                     ----------   ----------   ----------   ----------
Balance,
 December 31, 1999   16,156,500        1,077         --         (1,262)

Stocks issued for
 services             3,000,000          200        1,800         --

Net loss
 December 31, 2000         --           --           --         (1,815)
                     ----------   ----------   ----------   ----------
Balance,
 December 31, 2000   19,156,500        1,277        1,800       (3,077)
                     ----------   ----------   ----------   ----------
Balance,
 December 31, 2001   19,156,500   $    1,277   $    1,800   $   (3,077)
                     ==========   ==========   ==========   ==========

             See accompanying notes to the financial statements.

                                MERCURY SOFTWARE
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                 January
                                                 29, 1997
                               For the years   (inception)
                                  ended          through
                               December 31,    December 31,
                              -----   -------    -------
                               2001    2000       2001
                              -----   -------    -------
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net Loss                      $--     $(1,815)   $(3,077)

Adjustments to
   reconcile net
   loss to net cash (used)
   by operating activities:
    Stocks issued for
      services                 --       1,815      3,077
                              -----   -------    -------
Net Cash (Used) by
    Operating Activities       --        --         --
                              -----   -------    -------
Increase (Decrease)
  Cash                         --        --         --
                              -----   -------    -------
Ending Cash                   $--     $  --      $  --
                              =====   =======    =======

              See accompanying notes to the financial statements.

                                MERCURY SOFTWARE
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2001


NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS

MERCURY SOFTWARE (a development stage company) (the Company) was organized under the laws of the State of Nevada on January 29, 1997 The purpose of the Company is to engage in the business of software sales and computer services. The Company has been in the development stage since its inception. Planned principal operations have not commenced since then.


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

c. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e. Revenue Recognition Policy

The Company currently has no source of revenues.

f. Basic (Loss) Per Share

The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:
                                  For the years  ended
                                      December 31.
                                  2001            2000
                             -------------    -----------
Net loss (numerator)         $        --      $     (1,815)

 Weighted average shares
 outstanding (denominator)      19,156,500      19,156,500

Basic loss per share         $          (0.0) $       (0.0)
                             =============    ============

Dilutive loss per share is not presented as there are no potentially dilutive items outstanding.


NOTE 2 -  STOCK SPLITS

In November 2000, the board of directors approved a fifteen-for-one stock split of the Company's common stock. All periods presented have been restated to give retroactive recognition to the stock split.

                                MERCURY SOFTWARE
                          (A Development Stage Company)
                  Notes to the Financial Statements (continued)
                                December 31, 2001


NOTE 3 -  INCOME TAXES

The Company has adopted the provision of SFAS No. 109 "Accounting for Income Taxes." It requires recognition of deferred tax liabilities and assets for the expected future tax consequences. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Mercury Software has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue codes are met.

The Company's total deferred tax assets as of December 31, 2001 is as follows:

  Net operating loss carry-forward        $ 1,046
  Valuation allowance                      (1,046)
                                          -------
                                          $   --
                                          =======

The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the a federal statutory rate of 34% were applied to pretax loss is as follows for the year ended December 31, 2001:

  Income tax benefit at statutory rate    $ 1,046
  Valuation allowance                      (1,046)
                                          -------
                                          $   --
                                          =======

The net operating losses carry forward of $3,077 for federal tax purposes will expire in year 2021.


NOTE 4 -  GOING CONCERN

The Company has nominal assets and no current operations with which to create operating capital. It has an accumulated deficit of $3,077 at December 31, 2001. These factors raise substantial doubt about the company's ability to continue as a going concern. The company seeks to raise operating capital through private placements of its common stock. However, there can be no assurance that such offering or negotiations will be successful.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS

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

(b) Reports on Form 8-K: Not applicable

(c) Exhibits

Exhibit No.               Description
-----------               -----------

   3 (a)       Articles of Incorporation Mercury Software
               (incorporated by reference to form 10K for December 31, 1999)
   3 (a)(1)    Certificate of Amendment to Articles of Incorporation
               (incorporated by reference to form 10K for December 31, 1999)
   3 (b)       By-laws Mercury Software
               (incorporated by reference to form 10K for December 31, 1999)
   4 (a)       Specimen certificate of common stock
               (incorporated by reference to form 10K for December 31, 1999)
   10          Other Documents - Not applicable


                                   SIGNATURES

          Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Mercury Software

/s/ Cassandra Dean-Rankin
-------------------------
    CASSANDRA DEAN-RANKIN, President and Director

Date: March 28, 2002

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Allen Dean
--------------
    ALLEN DEAN, Treasurer and Director

Date: March 28, 2002