Form 10QSB
period 2002-03-31
MERCURY SOFTWARE
filed 2002-05-10
CIK 1084133

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                        For Quarter Ended: March 31, 2002

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                         Commission File No. 000-1084133

                                   MedEx Corp.
                                   -----------
                           (formerly Mercury Software)
             (Exact name of registrant as specified in its charter)

       Nevada                                                  52-1146119
(State of incorporation)                                  (I.R.S. Employer I.D.)


                               100 Mill Plain Road
                                Danbury, CT 06811
                            Telephone (203) 748-6361
          (Address and telephone number of principal executive offices and principal place of business)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of May 9, 2002, the Registrant had a total of 1,916,000 shares of common stock issued and outstanding.

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS



                                   MedEx Corp.
                           (formerly MERCURY SOFTWARE)
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                  March 31,   December 31,
                                                    2002          2001
                                               ------------   -------------
                                                (Unaudited)

CURRENT ASSETS
Cash                                           $       --     $        --
                                               ------------   -------------
  Total Current Assets                                 --              --

                                               ------------   -------------

TOTAL ASSETS                                   $       --     $        --
                                               ============   =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

STOCKHOLDERS' EQUITY

Common Stock, $.00006 par value;
 37,500,000 shares authorized;
  1,915,650 shares issued
  and outstanding                              $     1,277    $       1,277
Additional Paid in Capital                           1,800            1,800
Deficit Accumulated During
  the Development Stage                             (3,077)          (3,077)
                                               ------------   -------------

  Total Stockholders' Equity                   $       --     $        --
                                               ------------   -------------
  TOTAL LIABILITIES
    AND STOCKHOLDERS' EQUITY                   $       --     $        --
                                               ============   =============

              See accompanying Notes to the Financial Statements.

                                   MedEx Corp.
                           (formerly MERCURY SOFTWARE)
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                              From
                                                              Inception on
                               For the three months ended     January 29, 1997
                                                              to March 31,
                                    2002            2001           2002
                               --------------  -------------  --------------

REVENUES                       $         --    $        --    $         --
                               --------------  -------------  --------------
EXPENSES
  General & Administrative               --             --             3,077
                               --------------  -------------  --------------
    Total Expenses                       --             --             3,077
                               --------------  -------------  --------------
                               $         --    $        --    $       (3,077)
NET LOSS                       ==============  =============  ==============


NET LOSS PER SHARE             $         (.00) $        (.00)
                               ==============  =============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                       1,915,650      1,915,650
                               ==============  =============



             See accompanying Notes to the Financial Statements.

                                   MedEx Corp.
                           (formerly MERCURY SOFTWARE)
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
       For the period January 29, 1997 (inception) through March 31, 2002


                                                              Deficit
                                                              Accumulated
                                                  Additional  During the
                               Common Stock       Paid-In     Development
                            Shares      Amount    Capital     Stage
                          ---------   ---------   ----------  -----------
At inception on
 January 29, 1997         1,462,500   $     975   $    --     $    --

Net loss -
 December 31, 1997             --          --          --        (1,160)
                          ---------   ---------   ---------   ---------
Balance,
 December 31, 1997        1,462,500         975        --        (1,160)
                          ---------   ---------   ---------   ---------

Balance,
 December 31, 1998        1,462,500         975        --        (1,160)
                          ---------   ---------   ---------   ---------
Balance,
 December 31, 1999        1,462,500         975        --        (1,160)

Stocks issued for
 services                   153,150         102        --          --

Net loss
 December 31, 1999             --          --          --          (102)
                          ---------   ---------   ---------   ---------
Balance,
 December 31, 1999        1,615,650       1,077        --        (1,262)

Stocks issued for
 services                   300,000         200       1,800        --

Net loss
 December 31, 2000             --          --          --        (1,815)
                          ---------   ---------   ---------   ---------
Balance,
 December 31, 2000        1,915,650       1,277       1,800      (3,077)
                          ---------   ---------   ---------   ---------
Balance,
 December 31, 2001        1,915,650       1,277       1,800      (3,077)

Net loss
 March 31, 2002                --          --          --          --
                          ---------   ---------   ---------   ---------
Balance,
 March 31, 2002           1,915,650   $   1,277   $   1,800   $  (3,077)
                          =========   =========   =========   =========



              See accompanying Notes to the Financial Statements.

                                   MedEx Corp.
                           (formerly MERCURY SOFTWARE)
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                From
                                                                Inception on
                                    For the three months ended  January 29,
                                             March 31,          1997 to March
                                        2002           2001     31, 2002
                                    ------------- ------------- -------------

Cash Flows from Operating Activities

  Net Loss                          $        --   $        --   $      (3,077)
  Less Non-Cash Items:
  Shares issued for services                 --            --           3,077

                                    ------------- ------------- -------------
Net Cash Provided(Used) by
    Operating Activities                     --            --            --
                                    ------------- ------------- -------------
Increase in Cash                             --            --            --
                                    ------------- ------------- -------------
Cash and Cash Equivalents at
  Beginning of Period                        --            --            --
                                    ------------- ------------- -------------
Cash and Cash Equivalents at
  End of Period                     $        --   $        --   $        --
                                    ============= ============= =============


              See accompanying Notes to the Financial Statements.

                                   MedEx Corp.
                           (formerly MERCURY SOFTWARE)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2002



                                     GENERAL
                                     -------

MedEx Corp. (formerly MERCURY SOFTWARE)(the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2001

On April 3, 2002, board of directors adopted the resolution to change the Company name from Mercury Software to MedEx Corp. The board also adopted the resolution to declare a ten-one (10-1) reverse stock split, effective April 15, 2002 for shareholders of record on April 8, 2002. All periods presented have been restated to give retroactive recognition to the reverse stock split.

On April 5, 2002, MedEx Corp. entered into a letter of intent to acquire all of the outstanding shares of STG Corp. through a merger in exchange for 7,662,600 shares of MedEx Corp. common stock. Consummation of the transaction is subject to certain conditions.



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


     In this report references to "we," "us," and "our" refer to MedEx Corp. (formerly MERCURY SOFTWARE).


                           FORWARD LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within MedEx Corp. (formerly MERCURY SOFTWARE) control. These factors include but are not limited to economic conditions generally and in the industries in which MedEx Corp. may participate; competition within MedEx Corp.'s chosen industry, including competition from much larger competitors; technological advances and failure by MERCURY SOFTWARE to successfully develop business relationships.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Since inception, we have had no revenues and have experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the three months ended March 31, 2002 was $0, compared to a net loss of $0 for the same period of 2000. The difference is insignificant, and a comparison of the two periods is not meaningful, due to the fact that we have had no operations and nominal expenses since inception.

Liquidity and Capital Resources

As of March 31, 2002, we had $0 cash on hand and total current liabilities of $0. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders. Due to our lack of cash and current liabilities since inception, management believes a comparison of the period ended March 31, 2002 and the period March 31, 2001 would not be meaningful.

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


                                MERCURY SOFTWARE

         5/09/02                By: Michael Novelli
                                    --------------------------------
                                    Michael Novelli, President