Form 10QSB
period 2002-06-30
MEDEX CORP
filed 2002-08-26
CIK 1084133

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

    [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2002

                                       OR

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File No. 000-1084133

                                   MedEx Corp.
                           (formerly Mercury Software)

             (Exact name of registrant as specified in its charter)

               Nevada                                         52-1146119
      ------------------------                         ----------------------
      (State of incorporation)                         (I.R.S. Employer I.D.)


                               100 Mill Plain Road
                                Danbury, CT 06811

                            Telephone (203) 791-3838
          (Address and telephone number of principal executive offices and principal place of business)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of August 23, 2002, the Registrant had a total of 3,831,649 shares of common stock issued and outstanding.

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                   MedEx Corp.

                           (formerly MERCURY SOFTWARE)
                          (A Development Stage Company)

                           Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                                     June 30,   December 31,
                                                       2002         2001
                                                     ---------    ---------
                                                  (Unaudited)
CURRENT ASSETS

  Cash                                               $   5,983    $    --
                                                     ---------    ---------
    Total Current Assets                                 5,983         --
                                                     ---------    ---------
PROPERTY AND EQUIPMENT

   Office Equipment                                      4,799         --
   Accumulated Depreciation                                (96)        --
                                                     ---------    ---------
    Property and Equipment (net)                         4,703         --
                                                     ---------    ---------
OTHER ASSETS

  Investment in STG Corp.                                4,598         --
  Security Rent Deposits                                29,653         --
                                                     ---------    ---------
    Total Other Assets                                  34,251         --
                                                     ---------    ---------
    TOTAL ASSETS                                     $  44,937    $    --
                                                     =========    =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES

  Convertible Debentures                             $ 545,000    $    --
                                                     ---------    ---------
    Total Current Liabilities                        545,000         --
                                                     ---------    ---------

STOCKHOLDERS' EQUITY
  Common Stock, $.0006 par value;
   37,500,000 shares authorized;
   9,578,600 shares and 1,916,000
   shares issued and outstanding,
   respectively                                      $   5,875    $   1,277
  Additional Paid in Capital                             1,800        1,800
  Deficit Accumulated During
   the Development Stage                              (500,063)      (3,077)
                                                     ---------    ---------
  Total Stockholders' Deficit                         (500,967)        --
                                                     ---------    ---------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $  44,937    $    --
                                                     =========    =========


                                   MedEx Corp.
                           (formerly MERCURY SOFTWARE)
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                   From
                              For the Six               For the Three          Inception on
                              Months Ended              Months Ended            January 29,
                                June 30,            June 30,    June 30,      1998 Through
                            2002      2001             2002        2001           2002
                         ---------    ---------     ---------    ---------     ---------
REVENUES                 $    --      $  --         $    --      $  --         $    --

EXPENSES

  Selling, general and

    administrative         504,661       --           504,661       --           507,738
                         ---------    -------       ---------    -------       ---------
    Total Expenses        (504,661)      --          (504,661)      --          (507,738)
                         ---------    ---------     ---------    ---------     ---------
 NET (LOSS)              $(504,661)   $  --         $(504,661)   $  --         $(507,738)
                         =========    =========     =========    =========     =========

BASIC (LOSS)
    PER SHARE            $   (0.05)   $   (0.00)    $   (0.05)   $   (0.00)
                         =========    =========     =========    =========

                                       3

                                   MedEx Corp.
                           (formerly MERCURY SOFTWARE)
                          (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit) For the period
               January 29, 1997 (inception) through June 30, 2002

                                                                    Deficit
                                                                  Accumulated
                                                     Additional    During the
                                Common Stock           Paid-In   Development
                            Shares         Amount      Capital      Stage
                          ----------    ----------   ----------   ----------
At inception on

 January 29, 1997          1,462,500    $      975   $     --     $     --

Net loss -
 December 31, 1997            (1,160)
                          ----------    ----------   ----------   ----------
Balance,
 December 31, 1997         1,462,500           975         --         (1,160)
                          ----------    ----------   ----------   ----------

Balance,
 December 31, 1998         1,462,500           975         --         (1,160)
                          ----------    ----------   ----------   ----------
Balance,
 December 31, 1999         1,462,500           975         --         (1,160)

Stocks issued for

 services                    153,500           102         --

Net loss

 December 31, 1999              (102)
                          ----------    ----------   ----------   ----------
Balance,
 December 31, 1999         1,616,000         1,077         --         (1,262)

Stocks issued for

 services                    300,000           200        1,800

Net loss

 December 31, 2000            (1,815)
                          ----------    ----------   ----------   ----------
Balance,
 December 31, 2000         1,916,000         1,277        1,800       (3,077)
                          ----------    ----------   ----------   ----------
Balance,
 December 31, 2001         1,916,000         1,277        1,800       (3,077)

Company acquisition

  of STG Corp.             7,662,600         4,598

Net loss

 June 30, 2002              (504,661)
                          ----------    ----------   ----------   ----------
Balance,
 June 30, 2002             9,578,600    $    5,875   $    1,800   $ (507,738)
                          ==========    ==========   ==========   ==========
                                       4

                                   MedEx Corp.

                           (formerly MERCURY SOFTWARE)
                          (A Development Stage Company)

                            Statements of Cash Flows

                                   (Unaudited)

                                                                       From
                                                For the six       Inception on
                                                months ended        January 29,
                                                  June 30,         1997 to June
                                             2002         2001       31, 2002
                                           ---------    ---------   ---------

CASH FLOWS FROM OPERATIONG ACTIVITIES
  Net Loss                                 $(504,661) $      --     $(507,738)
  Less Non-Cash Items:
  Depreciation                                    96         --            96
  Shares issued for services                    --           --         3,077
                                           ---------    ---------   ---------
Net Cash Used By

    Operating Activities                    (504,565)        --      (504,565)
                                           ---------    ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Equipment purchase                          (4,799)        --        (4,799)
  Deposits                                   (29,653)        --        (9,653)
                                           ---------    ---------   ---------
Net Cash Used by

    Investing Activities                     (34,452)        --       (34,452)
                                           ---------    ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Convertible debentures                     545,000         --       545,000
                                           ---------    ---------   ---------
Net Cash Provided By

    Financing Activities                     545,000         --       545,000
                                           ---------    ---------   ---------
Net Increase In Cash                           5,983        5,983

Cash and Cash Equivalents at

  Beginning of Period                           --           --          --
                                           ---------    ---------   ---------
Cash and Cash Equivalents at

  End of Period                            $   5,983    $    --     $   5,983
                                           =========    =========   =========

                                   MedEx Corp.

                           (formerly MERCURY SOFTWARE)
                          (A Development Stage Company)

                        Notes to the Financial Statements

                                  June 30, 2002

                                     GENERAL
                                     -------

MedEx Corp. (formerly MERCURY SOFTWARE)(the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2001

On May 14, 2002, MedEx Corp. agreed to acquire all of the outstanding shares of STG Corp. ("STG") through a merger in exchange for shares of MedEx Corp. Common stock ("Merger"). Prior to the Merger, STG entered into a Non-binding letter of intent to acquire the business and assets of Sanotech Group SRL, a Romanian corporation. Thereafter the parties did not consummate the transaction contemplated by the letter of intent. The Company continues to explore other potential business opportunities, which will assist the Company in its goal of achieving profitability.

Fixed assets are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight line method over the useful lives, primarily from 5 to 7 years. Property and equipment consisted of the following at:

                                          June 30,         December 31
                                           2002              2001

        Office equipment                  $4,799           $    0
        Accumulated depreciation             (96)              (0)
                                          ------            -----
                                          $4,703           $    0
                                          ======            =====

Depreciation expense for the six months ended June 30, 2002 and 2001 was $96 and $ 0, respectively.

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

     In this report references to "we," "us," and "our" refer to MedEx Corp. (formerly MERCURY SOFTWARE)


                           FORWARD LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within MedEx Corp. (formerly MERCURY SOFTWARE) control. These factors include but are not limited to economic conditions generally and in the industries in which MedEx Corp. may participate; competition within MedEx Corp.'s chosen industry, including competition from much larger competitors; technological advances and failure by MedEx Corp. to successfully develop business relationships.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FINANCIAL CONDITION:

The Company's financial results for the three- and six-month periods ended June 30, 2002 was a net operating loss of $504,661.

Liquidity and Capital Resources:

As of June 30, 2002, the Company had cash and equivalents of $5,982 compared to $0 at June 30, 2001, an increase of $5,982. During the three month period ended June 30,2002 the Company raised $545,000 through the sale of its 3 year 6% Convertible Debentures, to accredited investors. The Debentures are convertible into the Company's common stock at the lesser of; 80% of the prevailing market price of the stock at the time of conversion or $5.31. Pursuant to the Investment Agreement, the Company has agreed to file a registration statement with the SEC.

RESULTS OF OPERATIONS

Net Revenue:

Net revenue was $0. Net revenue for the six-month period ended June 30, 2002, was $0.

Selling General And Administrative (SG&A):

For the six period ended June 30, 2002, SG&A increased to $504,661, from $0 over the comparable period of 2001. The increase in SG&A was due primarily expenses for legal, consulting, travel, marketing, rent, taxes, costs associated with the Merger and subsequent efforts to originate business in Romania.

Net Loss for the six-month period ended June 30, 2002 increased $504,661, from $0 to $504,661 over the comparable six-month period of the prior year. The increase in net loss was due primarily to increased SG&A expenses.

BALANCE SHEET DATA

During the period ended June 30, 2002 the Company purchased $4,798 in office equipment. Total pre-paid security deposits on its office leases in Connecticut and Bucharest, Romania were $29,653. Total liabilities were $545,000 which is represented by the Convertible debentures sold to accredited investors.

                           PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.

                None.


        (b)  Reports on Form 8-K.

                None.
                                       7

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who is duly authorized.

                                 MERCURY SOFTWARE

         8/23/02                By: /s/Michael Novelli
                                    -----------------------------
                                       Michael Novelli, President
                                       8