Form 10QSB
period 2002-09-30
AUSSIE APPAREL GROUP LTD
filed 2002-11-13
CIK 1084133

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                      For Quarter Ended: September 30, 2002

                                       OR

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                         Commission File No. 000-1084133

                            AUSSIE APPAREL GROUP LTD.
                            -------------------------
                             (formerly MedEx Corp.)
             (Exact name of registrant as specified in its charter)

         Nevada                                               52-1146119
------------------------                                ----------------------
(State of incorporation)                                (I.R.S. Employer I.D.)


                               100 Mill Plain Road
                                Danbury, CT 06811
                            Telephone (203) 791-3838
          ------------------------------------------------------------
          (Address and telephone number of principal executive offices and principal place of business)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of November 12, 2002, the Registrant had a total of 3,892,049 shares of common stock issued and outstanding.

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS



                            Aussie Apparel Group Ltd.
                             (formerly MedEx Corp.)
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------
                                                 September 30,    December 31,
                                                     2002             2001
                                                 -------------    ------------
                                                  (Unaudited)
CURRENT ASSETS
  Cash                                            $   2,602        $   --
                                                  ---------        ---------
    Total Current Assets                              2,602            --
                                                  ---------        ---------
PROPERTY AND EQUIPMENT
   Office Equipment                                   3,631            --
   Accumulated Depreciation                           ( 273)           --
                                                  ---------        ---------
    Property and Equipment (net)                      3,358            --
                                                  ---------        ---------

    TOTAL ASSETS                                  $   5,960        $   --
                                                  =========        =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Convertible Debentures                          $ 545,000        $   --
                                                  ---------        ---------
    Total Current Liabilities                       545,000            --
                                                  ---------        ---------

STOCKHOLDERS' EQUITY
  Common Stock, $.0006 par value;
   37,500,000 shares authorized;
   3,892,049 shares and 3.892,049
   shares issued and outstanding,
 respectively                                     $   1,277        $   1,277
Additional Paid in Capital                            1,800            1,800
Deficit Accumulated During
 the Development Stage                             (542,117)          (3,077)
                                                  ---------        ---------
Total Stockholders' Deficit                        (539,040)            --
                                                  ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $   5,960        $    --
                                                  =========        =========


                      (See notes to financial statements.)


                            Aussie Apparel Group Ltd.
                             (formerly MedEx Corp.)
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)
                                                                                                       From
                                                                                                   Inception on
                                      For the Nine                      For the Three               January 29,
                                      Months Ended                       Months Ended              1998 Through
                                      September 30,                      September 30,             September 30,
                                  2002               2001            2002             2001             2002
                               ---------          ---------       ---------        ---------        ---------
REVENUES                       $    --            $  --           $    --            $ --            $    --

EXPENSES
  Selling, general and
    administrative               539,040             --              11,738           --              542,117
                               ---------          ---------       ---------        ---------        ---------
    Total Expenses              (539,040)            --             (11,738)          --             (542,117)
                               ---------          ---------       ---------        ---------        ---------
 NET (LOSS)                    $(539,040)         $  --           $ (11,738)         $  --          $(542,117)
                               =========          =========       =========        =========        =========

BASIC (LOSS)
    PER SHARE                  $   (0.05)         $   (0.00)      $  (0.05)        $  (0.00)
                               =========          =========       =========        =========


                      (See notes to financial statements.)

                            Aussie Apparel Group Ltd.
                             (formerly MedEx Corp.)
                          (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit) For the period
             January 29, 1997 (inception) through September 30, 2002


                                                                       Deficit
                                                                     Accumulated
                                                         Additional  During the
                                    Common Stock          Paid-In    Development
                                Shares       Amount       Capital       Stage
                               ---------    ---------    ---------    ---------
At inception on
 January 29, 1997              1,462,500    $     975    $    --      $    --

Net loss -
 December 31, 1997                  --           --           --         (1,160)
                               ---------    ---------    ---------    ---------
Balance,
 December 31, 1997             1,462,500          975         --         (1,160)
                               ---------    ---------    ---------    ---------

Balance,
 December 31, 1998             1,462,500          975         --         (1,160)
                               ---------    ---------    ---------    ---------
Balance,
 December 31, 1999             1,462,500          975         --         (1,160)

Stocks issued for
 services                        153,500          102         --           --

Net loss
 December 31, 1999                  --           --           --           (102)
                               ---------    ---------    ---------    ---------
Balance,
 December 31, 1999             1,616,000        1,077         --         (1,262)

Stocks issued for
 services                        300,000          200        1,800         --

Net loss
 December 31, 2000                  --           --           --         (1,815)
                               ---------    ---------    ---------    ---------
Balance,
 December 31, 2000             1,916,000        1,277        1,800       (3,077)
                               ---------    ---------    ---------    ---------
Balance,
 December 31, 2001             1,916,000        1,277        1,800       (3,077)

Stock issued
 for services                  1,976,049        1,186         --           --

Net loss
 September 30, 2002                 --           --           --       (540,226)
                               ---------    ---------    ---------    ---------
Balance,
 September 30, 2002            3,892,049    $   2,463    $   1,800    $(540,226)
                               =========    =========    =========    =========



                      (See notes to financial statements.)


                            Aussie Apparel Group Ltd.
                             (formerly MedEx Corp.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                          From
                                                  For the Nine        Inception on
                                                  months ended      January 29, 1997
                                                  September 30,     to September 30,
                                                2002         2001         2002
                                             ---------    --------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                   $(539,040)   $    --     $(542,117)
  Less Non-Cash Items:
  Depreciation                                     273         --           273
  Shares issued for services                      --           --         3,077
                                             ---------    ---------   ---------
Net Cash Used By
    Operating Activities                      (538,767)        --      (538,767)
                                             ---------    ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Equipment purchase                            (3,631)        --        (3,631)
                                             ---------    ---------   ---------
Net Cash Used by
    Investing Activities                        (3,631)        --        (3,631)
                                             ---------    ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Convertible debentures                       545,000         --       545,000
                                             ---------    ---------   ---------
Net Cash Provided By
    Financing Activities                       545,000         --       545,000
                                             ---------    ---------   ---------
Net Increase In Cash                             2,602         --         2,602

Cash and Cash Equivalents at
  Beginning of Period                             --           --          --
                                             ---------    ---------   ---------
Cash and Cash Equivalents at
  End of Period                              $   2,602    $    --     $   2,602
                                             =========    =========   =========



                      (See notes to financial statements.)

                            Aussie Apparel Group Ltd.
                             (formerly MedEx Corp.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2002



                                     GENERAL
                                     -------

Aussie Apparel Group Ltd. (formerly MedEx Corp.)(the Company) has elected to omit substantially all footnotes to the financial statements for the Nine months ended September 30, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2001

Fixed assets are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight line method over the useful lives, primarily from 5 to 7 years. Property and equipment consisted of the following at:
                                          September 30,  December 31
                                           2002              2001

        Office equipment                  $3,631           $    0
        Accumulated depreciation          (  273)          (    0)
                                          ------            -----
                                          $3,358           $    0
                                          ======            =====

Depreciation expense for the Nine months ended September 30, 2002 and 2001 was $273 and $ 0, respectively.




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


In this report references to "we," "us," and "our" refer to Aussie Apparel Group Ltd. (formerly MedEx Corp.)


                           FORWARD LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Aussie Apparel Group Ltd. (formerly MedEx Corp.) control. These factors include but are not limited to economic conditions generally and in the industries in which Aussie Apparel Group Ltd. may participate; competition within Aussie Apparel Group Ltd.'s chosen industry, including competition from much larger competitors; technological advances and failure by Aussie Apparel Group Ltd. to successfully develop business relationships.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FINANCIAL CONDITION:

The Company's financial results for the nine months ended September 30, 2002 was a net operating loss of $539,040.

Liquidity and Capital Resources:

As of September 30, 2002, the Company had cash and equivalents of $2,602 compared to $0 at September 30, 2001, an increase of $2,602. During the nine month period ended September 30,2002 the Company raised $545,000 through the sale of its 3 year 6% Convertible Debentures, to accredited investors. The Debentures are convertible into the Company's common stock at the lesser of; 80% of the prevailing market price of the stock at the time of conversion or $5.31. Pursuant to the Investment Agreement, the Company has agreed to file a registration statement with the SEC.

RESULTS OF OPERATIONS

Net Revenue:

Net revenue was $0. Net revenue for the Nine-month period ended September 30, 2002, was $0.

Selling General And Administrative (SG&A):

For the Nine period ended September 30, 2002, SG&A increased to $539,040, from $0 over the comparable period of 2001. The increase in SG&A was due primarily to expenses for legal, consulting, travel, marketing, rent, taxes, costs associated with the Merger and subsequent efforts to originate business in Romania.

Net Loss for the Nine-month period ended September 30, 2002 increased from $0 to $539,040 over the comparable Nine-month period of the prior year. The increase in net loss was due primarily to increased SG&A expenses.

BALANCE SHEET DATA

During the period ended September 30, 2002 the Company purchased $3,631 in office equipment. Total liabilities were $545,000 which is represented by the Convertible debentures sold to accredited investors.


SUBSEQUENT EVENTS

On October 18, 2002, the Registrant entered into a letter of intent to acquire various apparel properties from Australia based Federation Group in exchange for a combination of stock and cash. On October 21, 2002, the Registrant changed its name to Aussie Apparel Group Ltd.

                           PART II: OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.

                None.


        (b)  Reports on Form 8-K.

                None.




                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who is duly authorized.


                                 AUSSIE APPAREL GROUP LTD.

11/13/02                         By: /s/ Michael Novelli
                                    -------------------------------
                                         Michael Novelli, President