Form 10KSB
period 2002-12-31
AUSSIE APPAREL GROUP LTD
filed 2003-04-14
CIK 1084133

SECURITIES AND EXCHANGE COMMISION
                              WASHINGTON, DC 20549
                                  -------------
                                   FORM 10-KSB

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31,2002

                                   000-1084133
                            ------------------------
                            (Commission File Number)

                            AUSSIE APPAREL GROUP LTD.
               --------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)


            Nevada                                             52-1146119
  ----------------------------                             ------------------
  (State or Other Jurisdiction                               (IRS Employer
       of Incorporation)                                   Identification No.)


         One World Trade Center, Suite 800, Long Beach, California 90831
    -------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                  562-983-8045
                    ----------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Securities Registered under Section 12 (B) of the Exchange Act:
                                      NONE
Securities Registered under Section 12 (G) of the Exchange Act:
                         Common Stock, $0.001 Par Value

Check  whether  the issuer (1) filed all reports to be filed by Section 13 or 15
(d) of the Exchange Act during the past: 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S 8 is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendments to this Form 10 KSB. [ ]

The issuer's revenue for the Fiscal Year ended December 31,2002 were $ -0-. The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliated of the issuer as of December 31,2002, computed by reference to the market value of the registrant's common stock as reported by the over the counter bulletin board, was approximately $3,435,500.

As of December 31, 2002, there were 37,353,297 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

PART 1

         All shares and per share numbers for the Company's common stock set forth in this Annual Report give effect to a forward three-for-one (3-1) stock split which took effect on April 7,2003.

Statements contained in this Annual Report that are not historical facts are forward looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from estimated results. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation in
Item 1 "BUSINESS" and Item 6 "MANAGEMENT'S DISCUSSION AND DESCRIPTION OR PLAN OF OPERATION" below.

ITEM 1.        DESCRIPTION OF BUSINESS

A. IN GENERAL

         Aussie Apparel Group Ltd. (the "Company" or "Aussie Apparel Group"), a Nevada corporation, was incorporated on January 29, 1997. The Company's name was changed to Medex Corp. on June 24,2002 and then to Aussie Apparel Group Ltd. on October 21,2002.

         The Company's principal office is located at One World Trade Center, Suite 800, Long Beach, California 90831. The telephone number is (562) 983-8045.

     Forward Looking Statements

         This Annual Report contains forward-looking statements. The Company's expectation at results and other forward-looking statements contained in this Annual Report involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts; and the pace and success of product research and development. These and other factors may cause expectations to differ.

B. OVERVIEW

         Aussie Apparel Group completed and signed its definitive asset purchase agreement with Federation Group of Australia on December 31,2002 to acquire all international trademarks to the Hot Tuna, Xisle, Piranha, Piranha Boy and Piranha Girl apparel brands. Since the completion of this agreement, we have been focused on the launch of these brands into the US domestic market as well as various international markets. To that end, we plan on shipping the Hot Tuna brand to retail in the US market in the 4th quarter of 2003. We are working on delivery to retail (in the US) of the Xisle and Piranha labels for 1st quarter 2004. All of these brands are targeted to, and compete in, the rapidly growing, yet competitive action or extreme sports apparel market. In this apparel industry segment, our brands, while not all targeted to the same distribution channels, generally compete in the same action sports category with major brands such as RipCurl, Billabong, Quiksilver, Ocean Pacific and O'Neill. The "original four" action sports apparel brands launched from Australia include Quiksilver, Billabong, RipCurl and Hot Tuna.

         Surfing enthusiasts Richard and Jo-Anne Meldrum launched the Hot Tuna brand out of Australia in 1969. The brand has catered to the global core surf market ever since through its 33-year participation within the surfing community and the endorsement of world-class surfers.

         The Piranha brand is an offshoot of the Hot Tuna brand, originating as a label with which to penetrate the children's mass-market retail with surf inspired apparel. The Xisle brand was born through the Sea Level Surf and Skate chain based in Victoria, Australia. The retail chain built the brand internally as a private label vehicle. With the success of the Xisle label came demands from other retailers that they be allowed to purchase the brand on a wholesale basis. In the Victorian region, the Xisle brand, while maintaining its authentic roots, expanded into lifestyle apparel reflecting the taste and needs of surfers and skaters alike.

         In keeping with our vision of being a multi-branded entity, we are currently in acquisition conversations with other Southern California based board-sports apparel brands.

C. MARKET

         In both the sporting goods and apparel industries, the action sports segments are considered to be the growth areas of these respective industries. The sports apparel industry just in the US is a $17.4 billion industry according to the latest figures compiled by Sporting Goods Intelligence.

         Our business model is to take a multi-branded and multi-distribution channel approach to the marketplace in order to cater to both the core sport participants and consumers who are more casual participants, but are trend and fashion aware. Aussie Apparel Group also targets both the men's and women's segment in addition to the children's market. Women in particular are partaking in action sports in ever-greater numbers. The number of females who surf every day jumped 120% from 1999 to 2001, according to the Surf Industry Manufactures Association.

         Through Hot Tuna, the Company is targeting the 16 to 25 year-old male/female core surf participants that shops primarily at core surf and action sports shops. This retail community is made up of small independent retail shops as well as regional specialty retail chains such as Tilly's (Southern California) and national chains such as Zumiez and Pacific Sunwear.

         Aussie Apparel Group is utilizing the Xisle brand to penetrate the mid-tier sporting goods and department store trade which include retailers such as Kohl's, JCPenney's, Gart's/Sports Authority and Sear's. Through this retail channel Company will target the 13 to 18 year-old male/female casual action sports participant and other teens that want to emulate the look and fashion elements of the action sports category.

         As mentioned previously, the Piranha brand will target the children's (2 to 11 year-olds) employing mass-market retailers such as Wal*Mart and Target. The Company will market this brand to the parents who are trend and fashion savvy, yet are value conscious.

         With our complete portfolio of brands, Aussie Apparel Group is counting on the fact that the action sports appearance is rapidly becoming a lifestyle look that transcends the core sports participants as reflected by the rapid growth of brands such as Quiksilver, Billabong and RipCurl, and retailers including Pacific Sunwear and Hollister (Abercrombie & Fitch).

         With this business model, we are not reliant on any one brand or channel of distribution for revenue growth. This strategy also allows us to better react to the ever-changing fashion tendencies and consumer shopping patterns.

D. PRODUCT

         Aussie Apparel Group intends to offer a full range of T-shirt, hooded and unhooded sweatshirts (printables), along with denim and cut and sew items for each of the brands within its portfolio.

         HOT TUNA: The Hot Tuna sales force is presently selling a limited line of printables, denim, and cut and sew to retailers for 4th quarter 2003 delivery. The Company, under Read Worth, has completed the design process on the Hot Tuna spring 2004 printables line and is working to complete the denim and cut and sew line. The spring 2004 Hot Tuna line will be introduced to retailers in the summer of 2003 for February 2004 delivery.

         XISLE: Aussie Apparel Group plans on launching the Xisle brand for young men and juniors into the US market for spring 2004 delivery.

         PIRANHA: As with Xisle, the Company plans on introducing the Piranha Boy and Piranha Girl children's labels into the US in the first half of 2004.

         DESIGN: Aussie Apparel Group has engaged various freelance designers to work on the design of the Company's various brands. It is our stated goal to bring cutting-edge designs relative to each channel of distribution that the various brands target. Regardless of the channel of distribution, Aussie Apparel Group wants to be top-of-mind among retailers when it comes to being a key resource within the board sports apparel industry.

         MANUFACTURING: In the area of printables, the production can be handled in country or in-region (NAFTA) for faster turn-around, or through overseas sources for a higher margin. Aussie Apparel Group plans to utilize both offshore and in-region sourcing in the printables category.

         The Company will produce its denim and cut and sew collections for the various brands in Asia, primarily in China.

         The Company's management collectively has a vast amount of experience in the design, development, sourcing and production process, both overseas and domestically. We feel confident in our ability to source the best product at a good price, and deliver this product on a timely basis.


E. SALES

         The Company's sales force is under the direction of Stewart Kawamura, National Sales Manager. On March 6, 2003, we announced the formation of a domestic sales force for the Hot Tuna brand made up of independent sales representatives. The territories covered include California, Hawaii and Puerto Rico, all key surf markets. Other market coverage put in place at that time includes Texas, the Northeast, Mid Atlantic, the Great Lakes region and the Rocky Mountain area. On April 4, 2003, we added a sales representative for the all-important Florida market. We are working to fill the Hot Tuna vacancies in the Northwest and the Southeast (minus Florida). The Hot Tuna sales representatives are paid a 7% commission rate on net sales.

         We have identified, and are talking to, various individuals about representing the Xisle line with the mid-tier sporting goods and department store channels of distribution. In a couple of the geographically challenged regions such as the Rocky Mountain area, the Hot Tuna and Xisle reps will be one in the same. However, due to the different focus in distribution and in order to obtain maximum coverage and service for retailers, the majority of the Xisle sales representatives will not carry the Hot Tuna brand. The Xisle brand provides for a 7% commission on net sales to independent stores and small chains, and a 4% commission for sales to what management deems to be "key" retailers. These key retailers are major mid-tier sporting goods and department store chains.

         With the Piranha labels we will, as a management team, deal directly with the mass-market retailers to which these labels are targeted.

F. INTERNATIONAL

         Our portfolio of brands have established name recognition in various international markets. We are moving diligently to sign on international licensees and distributors to maximize this brand awareness.

         Given the Australian heritage of our brands, the brand awareness is obviously highest in Australia, New Zealand and the South Pacific. To that end, we announced on April 8, 2003 a licensing deal for all three brands with Frontier International (Holdings) Pty, Ltd. of Australia to handle to the Hot Tuna, Xisle, Piranha Boy and Piranha Girl brands. Frontier International received the license for the following territory, which includes; Australia, New Zealand, New Caledonia, Fiji, and the Pacific Islands on an exclusive basis, and Malaysia and Indonesia on a non-exclusive basis. Our agreement with Frontier International is for 10 years with Frontier having the option on a second 10-year term. This agreement calls for a 6% royalty with minimum royalties of $78,000 in 2003, $330,000 in 2004, $570,000 in 2005, $930,000 in 2006 and
$1,320,000 in 2007. These dollar amounts are in Australian dollars. Minimum royalty amounts for 2008 through 2012 will be determined by July 2007.

         We also have an informal working relationship with Revo UK, Ltd for Western Europe including Scandinavia. We are endeavoring to finalize this association into a contractual form. This relationship will result in royalties being paid to Aussie Apparel Group in 2003. Revo is doing some design and development, with our approval, for the European market.

G. MARKETING

         Authenticity will be our key to successfully marketing our portfolio of brands. Not only with the product, but also with all facets of the Company's marketing thrust. The Company inherits a major competitive advantage in that there is an inherent authenticity with this portfolio of brands simply due to their Australian origin. Board-sports, and surfing in particular, are very synonymous with Australia's reputation and lifestyle. Our challenge is to reinforce this through effective marketing communication on a global basis.

         The Company announced on February 25, 2003 that we had engaged the services of ADD Marketing, Inc. out of Los Angeles to manage and execute its marketing efforts. Led by the founder, Scott Leonard, this firm specializes in guerrilla marketing to the youth market targeted by Aussie Apparel Group's portfolio of brands. ADD has strictly focused on the youth market, with their categories of expertise being the music and extreme sports industries. Given the common thread of contemporary youth culture, the Company will, through ADD, look for ways to cross merchandise its various brands through partnerships within the music industry. This can only heighten the awareness of the Hot Tuna and Xisle brands among their respective target audiences.

         Resident within the Company's core consumer demographic, are very defined idiosyncrasies that ultimately will become factors in the consumer acceptance of each of our respective clothing brands. The key elements to addressing this particular consumer group will be found in the autonomy of each label and remaining focused on what drives the thought processes behind these consumers' purchasing decisions.

         In order to foster the type of brand image that is attractive to each consumer group, we will look to create differentiated marketing programs for each brand utilizing event sponsorships, athlete sponsorships, print advertising, specific point-of-sale material designed for each brand individually, and strong grass-roots guerrilla marketing programs.

         We will also work closely with our international licensees to ensure a common and unified global message as it pertains to each individual brand.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company leases 500 square feet of office space in Long Beach, California at a monthly rental of $200. The lease is on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS.

         NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         NONE.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is traded in the over-the-counter bulletin board stock market under the symbol "AAPP".

         The high and low closing bid and asking prices for the fiscal years 2001 and 2002 and for the period ending March 31,2003, are as follows:


Year                         Quarter                          High                      Low
----                         -------                          ----                      ---

                            CLOSING BID                       CLOSING ASK
2001              HIGH                      LOW               HIGH                      LOW
----              -----------------------------               -------------------------------
JAN. 2
THRU              22.50                     3                 45                        24.75
JAN. 8

JAN. 9
THRU              2.25                      .625              12                        1.50
MAR. 30
(After a 15 for 1 split )

APR. 2
THRU              5.50                      1                 9                         2.50
JUNE 29

JULY  2
THRU              5                         .90               8.50                      1.40
SEPT. 28

OCT. 1
THRU              .90                       .20               1.40                      .75
DEC. 31


                            CLOSING BID                       CLOSING ASK
2002              HIGH                      LOW               HIGH                      LOW
----              -----------------------------               -------------------------------

JAN. 2
THRU              .35                       .20               .90                       .51
MAR. 28

APR. 1
THRU              .35                       .35               1.01                      .75
APR. 12

APR. 15
THRU              4.50                      2.50              5.25                      3.50
JUNE 28
(After a 1 for 10 reverse split)

JULY 1
THRU              4.50                      1.75              5.10                      2
SEPT. 30

OCT. 1
THRU              2.50                      1                 2.90                      1.20
DEC. 31


                            CLOSING BID                       CLOSING ASK
2003              HIGH                      LOW               HIGH                      LOW
----              -----------------------------               -------------------------------
JAN. 2
THRU              2.28                      1.75              2.50                      2.10
MAR.31

         As of March 31,2003, there were approximately 34,212,711 shares of common stock issued and outstanding held by approximately 221 shareholders of record.


                          Dividends on the Common Stock

         The Company has not declared a cash dividend on its Common Stock in the last two fiscal years and the Company does not anticipate the payment of future dividends. The Company may not pay dividends on its Common Stock without first paying dividends on its Preferred Stock. There are no other restrictions that currently limit the Company's ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This information statement contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements.

         Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this information statement to conform such statements to actual results. The foregoing management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes herein.

Critical Accounting Policy and Estimates

         Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management will evaluate its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management will base its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, such as the deferred tax asset valuation. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

Liquidity and Capital Resources.

         We had cash and cash equivalents totaling $912 as of December 31, 2002. Our other assets were intangibles (trade names) valued at $6,033,824. Our total assets at December 31 2002 were $6,034,736. At December 31, 2002 our total liabilities of $380,013 represented $129,013 of accounts payable, $225,000 the remaining balance payable against purchase of trade names, and $26,000 of loans payable to two current shareholders. The $225,000 balance relating to the purchase of trademarks was reduced to $77,500 subsequent to December 31, 2002 through the payment of cash and common stock to the sellers. The proceeds of the shareholder loans were used both for working capital as well as for a partial payment against the trade name purchase. The loans bear no interest, and both shareholders have agreed to accept payment when funds are available.

Our Plan of Operation  for the Next Twelve  Months.

         As of December 31, 2002 we have not generated any revenue. We hope to generate revenue in the next twelve months by focusing on the launch of our newly acquired trade names. We plan to begin shipping the Hot Tuna brand to retailers in the US market in the 4th quarter of 2003, and the Xisle and Piranha labels in the 1st quarter of 2004.

         We also believe that our portfolio of brands have established name recognition in various international markets, and we have been acting to sign international licensees and distributors in an effort to capitalize on this brand awareness. In April 2003 we entered into an agreement with Frontier International (Holdings) Pty, Ltd of Australia, pursuant to the terms of which Frontier has been licensed to produce and distribute branded product throughout a territory including Australia, New Zealand and other Pacific nations. The agreement, which extends for a period of ten years plus an option period, provides for minimum royalties, payable to us, of $78,000 in 2003 and $330,000 in 2004 (both amounts denominated in Australian dollars).

         Failure to successfully market and promote our products would hinder our ability to increase the size of our operations and generate additional revenues. If we are not able to generate additional revenues adequate to cover increased operating costs, our business may ultimately fail.

         We have cash and cash equivalents of $912 as of December 31, 2002. Subsequent to December 31, 2002, the Company received proceeds of approximately $74,000 from the sale of its securities. The Company has received commitments from third parties subsequent to December 31, 2002 to raise additional capital from the sale of its securities. In the opinion of management, available cash is not sufficient to fund current operations. However, management believes that it can obtain adequate capital via issuance and sale of its securities.

         Other than on-going merchandising and design of our seasonal product lines, we are not, nor do we anticipate, any conducting research and development activities. In the event that we expand our sales and customer base or, in particular, if we were to develop or acquire additional trade names, we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

ITEM 7.  Financial Statements.

                           AUSSIE APPAREL GROUP LTD.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                        FOR THE PERIOD FROM INCEPTION ON
                    AUGUST 26, 2002 THROUGH DECEMBER 31, 2002









                                    CONTENTS

                                                                Page

Independent Auditors' Report                                    F-1

Financial Statements:
  Balance Sheet                                                 F-2
  Statement of Operations                                       F-3
  Statement of Stockholders' Equity                             F-4
  Statement of Cash Flows                                       F-5
  Notes to Financial Statements                                 F-6 - F-14

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Aussie Apparel Group, Inc.
Los Angeles, California

We have audited the accompanying balance sheet of Aussie Apparel Group Ltd. (A Development Stage Company) as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the period from August 26, 2002, (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aussie Apparel Group Ltd. as of December 31, 2002 and the results of its operations and its cash flows for the period from August 26, 2002 (inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the accompanying financial statements, the Company has no established source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note
2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Stonefield Josephson, Inc.
-----------------------------------
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
April 9, 2003


                           AUSSIE APPAREL GROUP LTD.
                          (A DEVELOPMENT STAGE COMPANY)

                        BALANCE SHEET - DECEMBER 31, 2002


                                     ASSETS
Current assets -
  cash                                                                         $ 912

Tradenames                                                                 6,033,824
                                                                  -------------------

                                                                         $ 6,034,736
                                                                  ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                         $ 129,013
  Deposits payable                                                           225,000
  Loan payable                                                                26,000
                                                                  -------------------

          Total current liabilities                                          380,013
                                                                  -------------------

Stockholders' equity:
  Preferred Series A, $10 par value; 400,000 shares
    issued and outstanding                                                 1,058,824
  Preferred Series B, $.001 par value, 610,000 shares
    issued and outstanding                                                       610
  Common Stock, $.001 par value; 375,000,000 shares
    authorized; 33,718,086 shares issued and outstanding                       5,739
  Additional Paid in Capital                                               4,725,611
  Deficit accumulated during the development stage                          (136,061)
                                                                  -------------------

          Total stockholders' equity                                       5,654,723
                                                                  -------------------

                                                                         $ 6,034,736
                                                                  ===================

  The accompanying notes form an integral part of these financial statements.



                           AUSSIE APPAREL GROUP LTD.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF OPERATIONS



                                                        For the period from
                                                          inception on
                                                         August 26, 2002
                                                             through
                                                        December 31, 2002
                                                        -----------------

Revenue                                                   $    --
                                                          ---------

Expenses -
  general and administrative                               (136,061)
                                                          ---------

          Total expenses                                   (136,061)
                                                          ---------

Net loss                                                  $(136,061)
                                                          =========


Basic and diluted - loss per share                        $   (0.01)
                                                          =========

Weighted average common shares -
  basic and diluted                                       24,295,762
                                                          ==========

  The accompanying notes form an integral part of these financial statements.



                           AUSSIE APPAREL GROUP LTD.
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                        FOR THE PERIOD FROM INCEPTION ON
                    AUGUST 26, 2002 THROUGH DECEMBER 31, 2002

(split table)



                                    Series A Preferred Stock   Series B Preferred Stock   Common Stock
                                      Shares        Amount       Shares        Amount         Shares       Amount
                                   -----------   -----------   -----------   -----------   -----------   -----------

At inception on August 26, 2002, as
  restated for effect of reverse
  merger with Aussie Apparel
  (see Note 1)                            --     $      --            --     $      --      19,500,000   $     1,000

Shares issued in connection with
  merger with Aussie Apparel,
  October 29, 2002 (see Note 1 )          --            --         610,000           610     7,918,086         2,639

Shares issued for acquisition
  of tradenames                        400,000     1,058,824          --            --       6,300,000         2,100

Net loss December 31, 2002                --            --            --            --            --            --
                                   -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2002           400,000   $ 1,058,824       610,000   $       610    33,718,086   $     5,739
                                   ===========   ===========   ===========   ===========   ===========   ===========



(table continued)

                           AUSSIE APPAREL GROUP LTD.
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                        FOR THE PERIOD FROM INCEPTION ON
                    AUGUST 26, 2002 THROUGH DECEMBER 31, 2002


                                                    Deficit
                                                  accumulated
                                     Additional   during the       Total
                                      paid-in     development   stockholders'
                                      capital       stage         equity
                                    -----------  -----------    -----------


At inception on August 26, 2002, as
  restated for effect of reverse
  merger with Aussie Apparel
  (see Note                         $      --     $      --      $     1,000

Shares issued in connection with
  merger with Aussie Apparel,
  October 29, 2002 (see Note 1 )          2,711         --            5,960

Shares issued for acquisition
  of tradenames                       4,722,900         --        5,783,824

Net loss December, 31 2002                 --       (136,061)      (136,061)
                                    -----------  -----------    -----------

Balance at December 31, 2002        $ 4,725,611  $  (136,061)   $ 5,654,723
                                    ===========  ===========    ===========

  The accompanying notes form an integral part of these financial statements.

                           AUSSIE APPAREL GROUP LTD.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF CASH FLOWS


                                                         For the period from
                                                            inception on
                                                           August 26, 2002
                                                               through
                                                         December 31, 2002
                                                        --------------------
Cash flows used for
 operating activities:
  Net loss                                                 $  (136,061)

  Adjustments to reconcile net loss to net cash
    used for operating activities -
      Write off of idle assets                                   6,960

  Changes in operating assets and liabilities:
    (Increase) decrease in assets:
      Intangibles                                             (250,000)

    Increase (decrease) in liabilities:
      Accounts payable                                         129,013
      Deposits payable                                         225,000
                                                           -----------

          Total adjustments                                    110,973

          Net cash used for operating activities               (25,088)
                                                           -----------

Cash flows provided by financing activities -
  loans payable                                                 26,000
                                                           -----------

Net increase in cash                                               912
Cash and cash equivalents, beginning of period                    --
                                                           -----------

Cash and cash equivalents, end of period                   $       912
                                                           ===========

Supplemental disclosure of non-cash financing and
  investing activities -
    shares issued for trademarks                             5,985,000
                                                           ===========



  The accompanying notes form an integral part of these financial statements.

                           AUSSIE APPAREL GROUP LTD.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                        FOR THE PERIOD FROM INCEPTION ON
                    AUGUST 26, 2002 THROUGH DECEMBER 31, 2002


(1)      Summary of Significant Accounting Policies:

         Organization and Business:

                  Mercury Software, a Nevada corporation, was incorporated on January 29, 1997, and the name was changed to Medex Corp. on June 24, 2002. Aussie Apparel Group Ltd. (the "Company" or "Aussie Apparel"), a Nevada Corporation, was incorporated on August 26,2002. The Company is currently a development stage enterprise under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7.

                  In October 2002, Medex Corp. issued an aggregate of 6,500,000 (pre-stock split) shares of its common stock to the shareholders of Aussie Apparel Group Ltd. ("Aussie Apparel") in connection with the merger of Aussie Apparel with Medex Corp., whose name was changed to "Aussie Apparel Group Ltd". Since the shareholders of Aussie Apparel became the controlling shareholders of MedEx after the exchange, Aussie Apparel has been treated as the acquirer for accounting purposes. Accordingly, the financial statements as presented are the historical financial statements of Aussie Apparel and include the transactions of Medex Corp. only from the date of acquisition, using reverse merger accounting.

                  Aussie Apparel Group owns a diverse range of brand names in the action sports area, including surfing, wakeboarding, and skateboarding. The Company plans to develop high tech garments for athletes and participants in these sports as well as designing more casual lifestyle clothing aimed at a wider range of consumers. The Company will start manufacturing under three of these brand names. "Hot Tuna" and "Xisle " will manufacture both male and female apparel. "Hot Tuna" will be marketed to the independent sports shops, boutiques and high end department stores while "Xisle "will be sold to mid tier department stores and sports shops. The Piranha Boy and Piranha Girl lines were established to focus on supplying fashionable clothes to the children's apparel segment.

                  On April 7, 2003 the Company effected a 3 to 1 stock split. The accompanying financial statements have been restated to reflect the stock split for all periods presented.

         Use of Estimates:

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                            AUSSIE APPAREL GROUP LTD
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     PERIOD FROM AUGUST 26, 2002 (INCEPTION)
                              TO DECEMBER 31, 2002


(1)      Summary of Significant Accounting Policies, Continued:

         Cash:

                  Equivalents

                  Cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

                  Concentration

                  The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

         Revenue Recognition:

                  The Company will recognize revenue upon the delivery of its product to customers. Shipping and handling charges will be included in gross sales, with the related costs included in selling, general and administrative expenses.

         Inventory:

                  Inventory will be stated at the lower of cost or market using the FIFO (first-in, first-out) cost method.

         Fair Value of Financial Instruments:

                  The Company's financial instruments consist of certain assets and liabilities whose carrying amounts approximate their fair value due to the highly liquid nature of these short-term instruments.

         Income Taxes:

                  The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

                           AUSSIE APPAREL GROUP LTD.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                        FOR THE PERIOD FROM INCEPTION ON
                    AUGUST 26, 2002 THROUGH DECEMBER 31, 2002


(1)      Summary of Significant Accounting Policies, Continued:

         Segment Reporting:

                  Based on the Company's integration and management strategies, the Company will operate in a single business segment. For the year ended December 31, 2002, no revenue has been earned and all operations are domestic.

         Stock-Based Compensation:

                  The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, employee compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the fair value of the Company's shares over the employee's exercise price. When the exercise price of the employee share options is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with FASB Interpretation No. 44 over the vesting period of the individual options. Accordingly, if the exercise price of the Company's employee options equals or exceeds the market price of the underlying shares on the date of grant, no compensation expense is recognized. Options or shares awards issued to non-employees are valued using the fair value method and expensed over the period services are provided.

                  As of December 31, 2002 there were no options outstanding.

         Basic and Diluted Earnings (Loss) Per Share:

                  Basic earnings (loss) per share are determined by dividing the net earnings (loss) by the weighted average shares of Common Stock outstanding during the period. Diluted earnings (loss) per share are determined by dividing the net earnings (loss) by the weighted average shares of Common Stock outstanding plus the dilutive effects of stock options, warrants, and other convertible securities. 182,000 common stock equivalents, representing common shares eligible to be converted in relation to Preferred Stock, calculated using the market price on December 31, 2002, have been excluded from the calculation of diluted loss per share as their effect would be anti-dilutive.

         Advertising Costs:

                  Advertising costs will be expensed as incurred. There were no advertising expenses for the period ended December 31, 2002.

                           AUSSIE APPAREL GROUP LTD.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                        FOR THE PERIOD FROM INCEPTION ON
                    AUGUST 26, 2002 THROUGH DECEMBER 31, 2002


(1)      Summary of Significant Accounting Policies, Continued:

         Comprehensive Income:

                  SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2002, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

         Recent Accounting Pronouncements:

                  In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                  In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. This statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how results of a discontinued operation are to be measured and presented. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                  In April 2002, the FASB issued Statement No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS
                  Statement No. 13, and Technical Corrections," to update, clarify, and simplify existing accounting pronouncements. SFAS Statement No. 4, which required all gains and losses from debt extinguishment to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, SFAS Statement No. 64, which amended SFAS Statement No. 4, was rescinded because it was no longer necessary. The adoption of this statement did not have a material effect on the Company's financial statements.

                           AUSSIE APPAREL GROUP LTD.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                        FOR THE PERIOD FROM INCEPTION ON
                    AUGUST 26, 2002 THROUGH DECEMBER 31, 2002


(1)      Summary of Significant Accounting Policies, Continued:

         Recent Accounting Pronouncements, Continued:

                  In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for cost associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. FASB No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this statement did not have a material effect on the Company's financial statements.

                  In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

                           AUSSIE APPAREL GROUP LTD.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                        FOR THE PERIOD FROM INCEPTION ON
                    AUGUST 26, 2002 THROUGH DECEMBER 31, 2002


(1)      Summary of Significant Accounting Policies, Continued:

         Recent Accounting Pronouncements, Continued:

                  In  December  2002,   the  FASB  issued   Statement  No.  148,
                  "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

                  In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                           AUSSIE APPAREL GROUP LTD.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                        FOR THE PERIOD FROM INCEPTION ON
                    AUGUST 26, 2002 THROUGH DECEMBER 31, 2002


(2)      Going Concern:

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of December 31, 2002, the Company has not generated any revenue and has incurred a loss totaling $136,061 for the period from August 26, 2002 (inception) through December 31, 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence.

         o The Company is focusing on the launch of the brands into the US domestic market as well as various international markets. The Company is planning to begin shipping the Hot Tuna brand to retail in the US market in the 4th quarter of 2003 and of the Xisle and Piranha labels for 1st quarter 2004

         o The Company believes its portfolio of brands have established name recognition in various international markets, and are moving diligently to sign on international licensees and distributors to maximize this brand awareness. The Company entered into a licensing agreement on April 9, 2003 with Frontier International (Holdings) Pty, Ltd. of Australia, a shareholder, for the territory which includes; Australia, New Zealand, New Caledonia, Fiji, and the Pacific Islands on an exclusive basis, and Malaysia and Indonesia on an non-exclusive basis. The agreement with Frontier International is for 10 years with Frontier International having the option on a second 10-year term. This agreement calls for a 6% royalty with minimum royalties of approximately $44,000 in 2003, $186,000 in 2004, $322,000 in 2005, $525,000 in 2006 and
              $746,000 in 2007 (based on exchange rates for Australia dollar in effect at December 31, 2002)

         o On April 1, 2003, the Company entered into an Investment Agreement with a shareholder, whereby the shareholder agreed to purchase up to $4,000,000 of the Company's common Stock over a 24-month period ending April 1, 2005.


(3)      Asset Purchase Agreement

         On December 15, 2002, the Company acquired the Hot Tuna, Xisle and the children's surf brand Piranha Boy and Piranha Girl brands and trademarks from Federation Group Limited ("FGL") in exchange for an aggregate of a $250,000 deposit payable in cash, 19,500,000 shares of the Company's common stock and 400,000 shares of the Company's Series A Preferred Stock (the "Series APS"). $225,000 of the cash deposit has been accrued and is recorded as Deposit payable in the accompanying financial statements. $125,000 of the cash deposit was subsequently satisfied in shares of the Company's common stock.

         The trademarks were valued at the cash deposit and fair value of the shares, common and preferred, issued. The trademarks' useful lives have not yet been determined under the guidelines of SFAS 142, since the acquisition took place recently. Such determination will be made by management in the first quarter of 2003.

                           AUSSIE APPAREL GROUP LTD.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                        FOR THE PERIOD FROM INCEPTION ON
                    AUGUST 26, 2002 THROUGH DECEMBER 31, 2002


(4)      Income Taxes:

         The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                  Federal Income Tax Rate               34.0%
                  Increase in valuation allowance      (34.0)%
                                                       -------
                  Effective Income Tax Rate                  -
                                                       =======

         As of December 31, 2002, the Company had net carryforward losses of approximately $136,000. Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the deferred tax assets benefit for the loss carryforward has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

         Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:

                  Deferred tax assets:
                  Loss carryforwards                       $        46,240
                  Less valuation allowance                         (46,240)
                                                           ---------------

                  Net deferred tax assets                  $             -
                                                           ===============

         Net operating loss carryforwards expire through 2022.


(5)      Stockholders' Equity:

         Preferred Stock

         The Company is authorized to issue up to 25,000,000 shares of Preferred stock, $.001 par value. As of December 31, 2002 the Company has issued the following shares:

                           AUSSIE APPAREL GROUP LTD.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                        FOR THE PERIOD FROM INCEPTION ON
                    AUGUST 26, 2002 THROUGH DECEMBER 31, 2002


(5)      Stockholders' Equity, Continued:

         Series A ("Series APS"), 400,000 Shares Authorized and Issued

         The holders of the Series APS are entitled to receive a 5% yearly dividend of Series APS payable in shares of common stock. Subsequent to year end, the Company is amending the Preferred Stock agreement to modify the dividend equal to five cents ($0.05) per share times the 400,000 shares or $20,000 divided by 95% of the market price of the Company's common stock on January 1 of each year (unaudited). The Series APS is also convertible into shares of the Company's common stock equal to the number of Series APS being converted divided by 85% of the market price at the time of conversion. In no event shall the number of shares issuable upon conversion of the Series APS exceed 20% of the total amount of common stock outstanding.

         As the Series APS were issued as consideration  for the trademarks (see
         Note 3), in accordance with EITF 00-01, the Series APS were valued at the fair value of the common shares into which they could be converted. Accordingly, there is no intrinsic value to the conversion feature, and therefore, no beneficial conversion feature has been recorded in connection with the Series APS.

         Series B ("Series BPS"), 610,000 Shares Authorized and Issued

         The holders of the Series BPS are entitled to receive dividends on the number of shares of Series BPS, which are converted into shares of Company common stock, at the dividend rate of 6% of the conversion price for the number of shares converted, payable in cash or in common stock. The dividend rate is based upon the ten (10) day average of the lowest closing bid price prior to the date of conversion ("Market Price"). The Series BPS are convertible into common stock based upon a conversion price equal to the number of shares being converted divided by 80% of the Market Price described in the preceding paragraph. All shares of Series B outstanding three (3) years from the date of issuance shall automatically converted into common stock based upon the foregoing formula. As discussed above, the Series BPS were treated as if outstanding as of the reverse merger, and therefore any beneficial conversion feature related to this issuance is not reflected in the accompanying financial statements.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Effective February 18,2003, Roger G. Castro resigned as the Company's independent accountant. There were no disagreements between the Company and Roger Castro on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure. The reports of Roger G. Castro on the financial statements of the Company did not contain an adverse opinion or disclaimer of opinion, and were not qualified as to uncertainty, audit scope or accounting principles.

         On February 19,2003, the Company engaged the firm of Stonefield Josephson, Inc., of Santa Monica, California, as its independent accountants. Prior to February 19, 2003, neither the Company, nor anyone on its behalf, had consulted with Stonefield Josephson, Inc. concerning the application of accounting principles to any specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements.

         The decision to change accountants was recommended and approved by the board of directors of the Company.


                                    PART III

ITEM 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16(a) of the Exchange Act.

         The names and ages of each of the current directors and executive officers of the Company are as follows:

NAME                  AGE     POSITION
----                  ---     --------

Bruce MacGregor       44      President, CEO and Director
Rod Williams          48      Senior Vice President-International Sales
Read Worth            47      Senior Vice President-General Merchandise Manager
David Lasell          48      Vice President and Chief Financial Officer
GiGi Carrano          31      Secretary and Director

Bruce MacGregor: President/CEO

Mr. MacGregor brings over 20 years of sporting goods experience in both the apparel/footwear and action sports segments including both high growth and start-up entities. Mr. MacGregor's experience includes Avia where as part of the original management team (VP of Marketing) he helped grow the brand from $3.0 million in revenue to $200 million within five years. As President/COO of L.A. Gear, he is credited with restructuring the company to allow for the successful sale of the business. At Razor USA LLC, Mr. MacGregor, as COO, led the scooter company from $15 million to $200 million in revenue.

Rod Williams: Senior Vice President of International Sales

Rod Williams joined Hot Tuna as CEO under Federation. In moving to the Company with the brands, Mr. Williams will take on responsibility for all of the Company's revenue growth outside of North America. Mr. Williams brings long established experience in the apparel/footwear industry, particularly as it pertains to international sales. During his distinguished career, Mr. Williams has led the international sales effort with prestigious brands such as Timberland and most recently Rip Curl, where he served as International Sales Manager before joining Hot Tuna.

Read Worth: Senior Vice President/General Merchandising Manager

Mr. Read Worth comes to the Company from RLX Polo Sport where he served as Senior Vice President/GMM. Mr. Worth brings over 15 years of apparel merchandising experience to AAPG. This includes time with such venerable brand as Nike, Patagonia and Polo. Mr. Worth also spent three years as Senior Vice President at Champs (Foot Locker division) where he built their private label business from zero to $485 Million.

David Lasell:  Vice President and Chief Financial Officer

Mr. Lasell brings a plethora of action sports industry experience to AAPG as a result of his 27 years of experience. Mr. Lasell has spent the last seven years as a financial/management consultant. Prior to his consulting efforts, Mr. Lasell served as the Corporate Controller at Bugle Boy Industries. His previous experience also includes C&C Traders (licensee for Gotcha, Redsand, & Rusty) where he served as CFO and Ocean Pacific where he was the VP of Finance. Mr. Lasell began his career in public accounting with Ernst & Ernst.

GiGi Carrano: Secretary and Director

Ms. Carrano has over ten years experience between Fred Meyers Jewelers and Zales Jewelers dealing with customer and vendor relations, merchandising, brand promotions, and inventory control and sale performance.

         Each of these officers and directors are employed as consultants to the Company on six-month verbal agreements, which are renewable upon the mutual agreement of the parties.

Compliance with Section 16(a) of the Exchange Act

         Based solely upon a review of forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31,2002, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM 10. Executive Compensation

         No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the fiscal years 2001 and 2002. The following table provides summary information for the years 2001 and 2002 concerning cash and noncash compensation paid or accrued by the Company to or on behalf of the Company's chief executive officers.

                           SUMMARY COMPENSATION TABLES
                           ---------------------------
                                                     Annual Compensation
                                                     -------------------

         Bruce MacGregor               2002        $58,000      NONE      NONE
         President

         Bruce MacGregor               2001         NONE        NONE      NONE
         President



Name & Position    Year      Restricted Stock        Securities Underlying   LTIP Payouts
                             Stock Award(s) ($)      Options/ SARs(#)             ($)
                             ------------------      ----------------        ------------

                  2002         NONE                    NONE                    NONE

                  2001         NONE                    NONE                    NONE


Name                  Number of Securities     Percent of Total            Exercise of Base   Expiration Date
                      Underlying Options/      Options/SARs                Price ($/Sh)
                      SARs(1)                  Granted to Employees
                                               In Fiscal Year

Bruce MacGregor       NONE                     NONE                        NONE

         In February 2003, Mr. MacGregor was granted 2,400,000 options at an exercise price of $0.246 per share, which vest 25% per year through February 2007.

Director Compensation

           NONE.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of April 7,2003 the name, address, and the number of shares of the common stock, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 34,212,711 shares of common stock issued and outstanding, and the name and shareholdings of each director, and of all officers and directors as a group.



                                 Name and Address of                 Number of Shares
Class of Stock                   Beneficial Owner                    Beneficially Owned(1)     Percent of Class(1)
--------------                   ----------------                    ---------------------     -------------------

Common Stock                     Bruce MacGregor                     3,000,000                         8.8%
                                 One World Trade Center Ste800
                                 Long Beach, Ca 90831

Common Stock                     Federation Group Limited            5,049,000                           14.8%
                                 Level 1, 45 Exhibition St.
                                 Melbourne, Victoria 3000
                                 Australia

Common Stock                     Frontier International
                                 Holdings Pty, Ltd.                  1,575,000                              5%
                                 Level 1, 49 Exhibition Street
                                 Melbourne, Victoria 3000
                                 Australia

Common Stock                     Andrea Ahlee                        1,800,000                             5.2%
                                 17 Tratalgon
                                 Victoria 3844
                                 Australia

Common Stock                     Peter Harrison                      1,800,000                            5.2%
                                 18 Barbados Court
                                 West Lakes, Southern Australia
                                 Australia

Common Stock                     Ethan Westley                      1,800,000                             5.2%
                                 70 Seabeach Avenue
                                 Monavale, New South Wales 2103
                                 Australia


                                 Beneficial Owners as a Group      15,090,000                            44.1%
                                 ----------------------------

                                 Executive Officers & Directors
                                 ------------------------------
Common Stock                     Bruce MacGregor                    3,000,000                           8.8%
                                 One World Trade Center Ste 800
                                 Long Beach, Ca 90831

Common Stock                     Rod Williams                          18,750                       Less than 1%
                                 One World Trade Center Ste 800
                                 Long Beach, Ca 90831

Common Stock                     Read Worth                            75,000                       Less than 1%
                                 One World Trade Center Ste 800
                                 Long Beach, Ca 90831

Common Stock                     GiGi Carrano                           9,000                       Less than 1%
                                 One World Trade Center Ste 800
                                 Long Beach, Ca 90831

Common Stock                     David Lasell                          30,000                       Less than 1%
                                 805 Bank Street
                                 South Pasadena, Ca 91030

                  All Executive Officers & Directors as a Group     3,132,750                          9.1%

(1) The number of shares and percentages of class beneficially owned by the entities above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individuals has sole or shared voting power or investment power and also any shares as to which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

     The following table sets forth, as of March 31,2003 the name, address, and the number of shares of the Preferred Stock, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 1,010,000 shares of Preferred Stock issued and outstanding, and the name and shareholdings of each director, and of all officers and directors as a group.


     Series of Preferred     Name & Address of       Number of Shares          Percent of
     Stock                   Beneficial Owner        Beneficially Owned (1)    Class
     -------------------     -----------------       ----------------------    ----------

     Series A Preferred      Federation Group Limited       300,000               75%
     Stock                   Level 1, 45 Exhibition St
                             Melbourne, 3000


     Series A Preferred      Frontier International         100,000               25%
     Stock                   (Holdings) Pty Ltd.
                             Level 1, 49 Exhibition St
                             Melbourne, 3000

     Series B Preferred      Dutchess Private               365,000               59.8%
     Stock                   Equities Fund LP
                             c/o 312 Stuart Street
                             3rd Floor
                             Boston, MA 02116

     Series B Preferred      Jerry Mann                      45,000                7.3%
     Stock                   312 Stuart St 3rd Floor
                             Boston, MA 02116

     Series B Preferred      Craig Wexler                    55,000                9%
     Stock                   312 Stuart St 3rd Floor
                             Boston, MA 02116

     Series B Preferred      Lawrence Wexler                 35,000                5.7%
     Stock                   312 Stuart St 3rd Floor
                             Boston, MA 02116

     Series B Preferred      Peter Zator                     50,000                8.2%
     Stock                   312 Stuart St 3rd Floor
                             Boston, MA 02116

     All Executive Officers & Directors as a Group             None                N/A


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In May 2002, the Company acquired substantially all of the assets of Sanotech Group SPL ("SGS") from STG Corp in exchange for an aggregate of 22,987,800 shares of its common stock, which were issued to the STG shareholders (the "STG Acquisition"). In connection with the STG Acquisition, the Company issued an aggregate of $545,000 of Convertible Debentures to eight persons. Prior to the STG Acquisition, STG had acquired the assets of SGS from the SGS shareholders. In August 2002, the Company agreed to return to SGS all of the assets formerly owned by SGS in exchange for delivery to the Company of a number of the shares of the common stock issued to the former SGS shareholders in connection with the STG Acquisition. An aggregate of 20,876,064 were returned to the Company and these shares were cancelled in November 2002. In October 2002, the Company issued an aggregate of 19,500,000 shares of its common stock to the shareholders of Aussie Apparel Group Ltd. ("Aussie Apparel") in connection with the merger of Aussie Apparel with and into Medex Corp. whose name was changed to "Aussie Apparel Group Ltd", the Company's current name as the surviving entity. In November 2002, the Company issued an aggregate of 545,000 shares of its Series B Preferred Stock ("Series B") in exchange for $545,000 face amount of its Convertible Debentures upon the conversion thereof, which were issued in connection with the STG Acquisition in May 2002. An aggregate of 105,000 shares of the Company's common stock was also issued to the holders of the Convertible Debentures in connection with the conversion of the Convertible Debentures into the Series B Preferred Stock.

         The holders of the Series B are entitled to receive dividends on the number of shares of Series B, which are converted into shares of Company common stock, at the dividend rate of 6% of the conversion price for the number of shares converted, payable in cash or in common stock. The dividend rate is based upon the ten (10) day average of the lowest closing bid price prior to the date of conversion ("Market Price").

         The Series B are convertible into common stock based upon a conversion price equal to the number of shares being converted divided by 80% of the Market Price described in the preceding paragraph. All shares of Series B outstanding three (3) years from the date of issuance shall automatically converted into common stock based upon the foregoing formula.

         An affiliate of Dutchess Advisors Ltd. ("Dutchess") and its principals were shareholders of STG and received shares of the Company's common stock in connection with the STG Acquisition. In connection with the rescission of the STG Acquisition, Dutchess and its principals returned substantially all of their shares to the Company for cancellation. Dutchess was issued 65,000 shares of Series B in connection therewith.

         In connection with the STG Acquisition, Irwin R. Dyer III and Marion Day, principals of SGS were elected directors of the Company on May 9,2002. Michael Novielli, a principal of Dutchess, was elected President of the Company on April 3,2002 and as director of the Company on May 9,2002. Mr. Dyer, Day and Novielli resigned their positions with the Company on November 26,2002. Between April 1,2002 and June 30,2002, Dutchess was paid $107,500 in consulting fees by the Company. Mr. Novielli was reimbursed $21,934 for expenses incurred on behalf of the Company. The Company reimbursed Mr. Douglas Leighton, a principal of Dutchess, $12,603 during this period.

         During the same period Mr. Dyer was paid consulting fees of $102,001 and Mr. Day was paid $75,000 by the Company. In addition, Messrs Dyer and Day were reimbursed $62,642 and $20,808, respectively, by the Company for expenses incurred on behalf of the Company.

         On April 1,2003, the Company issued a Debenture (the "Debenture") in the face amount of $25,000 to Dutchess which is payable on April 1,2007 and bears interest at the rate of six percent (6%) per annum, which is payable in cash or common stock at the option of the Company. The Debenture is convertible into the Company's common stock at a rate of the lesser of (i) 75% of the average of the lowest closing bid price for the 15 trading days prior to conversion or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding April 3,2003.

         In addition, on April 1,2003, the Company entered into an Investment Agreement ("IA Agreement") with Dutchess pursuant to which Dutchess agreed to purchase up to $4,000,000 of the Company's common stock over a 24 month period ending April 1,2005. The purchase price shall be equal to 93% of the lowest bid price during the 10-day period prior to the date the Company requests that Dutchess purchase common stock. The Company has granted registration rights to Dutchess with respect to the shares of its common stock underlying the Debenture and the IA Agreement. On April 8, 2003, the Company entered into a License/ Distributorship Agreement with Frontier with respect to the Hot Tuna, Xisle, Piranha Boy and Piranha Girl trademarks in the countries of Australia, New Zealand, Fiji, New Caledonia and Pacific Islands on an exclusive basis and Singapore and Malaysia on a non-exclusive basis. The initial term of the Agreement is for 10 years with an option in favor of Frontier for an additional 10-year term. Royalties of 6% of net sales in the territories described above are payable by Frontier to the Company.

         In December 2002, the Company acquired the Hot Tuna (surf and wakeboarding), Xisle (surf/skate) and the children's surf brand Piranha Boy and Piranha Girl brands and trademarks from Federation Group Limited ("FGL") in exchange for an aggregate of 6,690,000 shares of the Company's common stock and 400,000 shares of its Series A Preferred Stock (the "Series APS"). The holders' of the Series APS are entitled to receive a yearly dividend of Series APS payable in shares of common stock equal to five cents ($0.05) per share times the 400,000 shares or $20,000 divided by 95% of the market price of the Company's common stock on January 1 of each year. The Series APS is also convertible into shares of the Company's common stock equal to the number of Series APS being converted divided by 85% of the market price at the time of conversion. In no event shall the number of shares issuable upon conversion of the Series APS exceed 20% of the total amount of common stock outstanding. The Company is currently in discussions with FGL with respect to the timing and form of the payment of the remaining outstanding cash portion of the purchase price ($77,500) for the above referenced brands and trademarks.

         Effective February 1, 2003, the Company issued an aggregate of 6,630,000 options to acquire shares of common stock at an exercise price of $0.246 per share, to certain officers and/or consultants of the Company for services rendered namely:

  Name                       No. Of Shares     Vesting Period
  -----------               ---------------    -------------------

Bruce MacGregor              2,400,000         25% per year commencing Feb. 1,
                                               2004 thru Feb. 1, 2007

Read Worth                   1,800,000         Same per year

Stewart Kawamura             750,000           Same per year

Rod Williams                 1,500,000         Same per year

GiGi Carrano                 180,000           Same per year

         On March 1,2003, the Company issued an aggregate of 1,168,875 shares of restricted common stock to employees and/or consultants for services rendered, namely:

Name                       No. Of Shares     Vesting Period
-----------               ---------------    -------------------
Read Worth                   300,000         25% on March 1, 2003
                                             25% on April 1,2003
                                             25% on July 1,2003
                                             25% on October1, 2003

Rod Williams                 75,000          Same 25% and dates

Scott Battenburg             45,000          Same 25% and dates

GiGi Carrano                 36,000          Same 25% and dates

John Kraus                   22,500          Same 25% and dates

Howard Salamon               60,000          100% on March 1,2003

David Lasell                 30,000          100% on March 1,2003

IC12 Pty., Ltd.              30,000          100% on March 1,2003

GISBeX                       150,000         100% on March 1,2003


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8K

(a)       Exhibits. None

(b) A Form 8-K was filed October 18,2002 on the Company's behalf regarding the Company's proposed acquisition of various trademarks from Federation Group Limited and the creation of new series of preferred stock.

(c) A From 8-K was filed on the Company's behalf on December 15,2002 regarding the execution of a definitive agreement with respect to Federation Group Limited's sale of various trademarks to the Company.

ITEM 14. CONTROLS AND PROCEDURES

         The  Company's   management,   under  the   supervision  and  with  the
participation of the Company's principal executive officer and principal financial officer, has evaluated the Company's disclosure controls and procedures within 90 days prior to the filing date of this Annual Report on Form 10 KSB. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material w

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of April 2003.


                            Aussie Apparel Group Ltd.

                            By: /S/ Bruce MacGregor
                            ----------------------------------------
                                    Bruce MacGregor, President


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Name                                 Position                   Date
     ----                                 --------                   ----

     /S/ Bruce MacGregor        President, Chief Executive       April 14, 2003
     --------------------
     Bruce MacGregor            Officer and Director

     /S/ David Lasell           Vice President- Finance and      April 14, 2003
     --------------------       Chief Financial Officer
     David Lasell

     /S/ GiGi Carrano           Director                         April 14, 2003
     --------------------
     GiGi Carrano

                                 CERTIFICATIONS

I, Bruce MacGregor, certify that:

1.       I have  reviewed  this annual  report on Form 10-KSB of Aussie  Apparel
         Group Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor any material weaknesses in internal controls; and

                  b)  Any  fraud,   whether  or  not  material,   that  involves
                  management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

By: /S/ Bruce MacGregor
-------------------------------------
        Bruce MacGregor, President

                                 CERTIFICATIONS

I, David Lasell, certify that:

7.       I have  reviewed  this annual  report on Form 10-KSB of Aussie  Apparel
         Group Ltd.;

8. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

9. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor any material weaknesses in internal controls; and

                  b)  Any  fraud,   whether  or  not  material,   that  involves
                  management or other employees who have a significant role in the registrant's internal controls; and

12. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

     By: /S/ David Lasell
     ----------------------------------------------
             David Lasell, Chief Financial Officer