Form 10QSB
period 2003-03-31
AUSSIE APPAREL GROUP LTD
filed 2003-05-19
CIK 1084133

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB
                                   -----------

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For Quarter Ended:   March 31, 2003
                                     -----------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File No. 000-3084133

                           AUSSIE APPAREL GROUP, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Nevada                                       52-1146119
------------------------                        ----------------------
(State of Incorporation)                         I.R.S. Employer I.D.



                       One World Trade Center, Suite 800,
                              Long Beach, Ca 90831
                            Telephone (562) 983-8045
-------------------------------------------------------------------------------
          (Address and telephone number of principal executive offices and principal place of business)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.     Yes [X] No [ ]


As of May 14,2003, the registrant had a total of 34,240,461 shares of common stock issued and outstanding.

                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                           AUSSIE APPAREL GROUP, LTD.
                          (A DEVELOPMENT STAGE COMPANY)

                         BALANCE SHEET - MARCH 31, 2003



                                     ASSETS
Current assets -
  cash                                                                         $       336

                                                                               -----------
     Total Current Assets                                                              336
                                                                               -----------


Tradenames                                                                       6,033,824


                                                                               -----------

                                                                               $ 6,034,160
                                                                               ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                                             $   306,192
  Deposits payable                                                                 215,000
  Loans payable, related parties                                                    26,000
  Shares to be issued
    Series B Preferred                                                              47,896
                                                                               -----------
          Total current liabilities                                                595,088
                                                                               -----------

Stockholders' equity:
  Preferred Series A, $10 par value; 400,000 shares issued
    and outstanding                                                              1,058,824
  Preferred Series B, $.001 par value; 610,000 shares issued
    and outstanding                                                                    610
  Common Stock, $.001 par value; 375,000,000 shares
    authorized; 34,212,711 shares issued and outstanding                             5,904
   Deferred offering costs                                                         (40,000)
   Deferred compensation                                                        (2,784,600)
   Common stock subscriptions receivable                                          (112,500)
  Additional Paid in Capital                                                     7,866,046
  Deficit accumulated during the development stage                                (555,212)
                                                                               -----------

          Total stockholders' equity                                             5,439,072
                                                                               -----------

                                                                               $ 6,034,160
                                                                               ===========

   The accompanying notes are an integral part of these financial statements.


                           AUSSIE APPAREL GROUP, LTD.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS


                                                                        FOR THE PERIOD
                                                                      FROM INCEPTION ON
                                           FOR THE THREE MONTHS        AUGUST  26, 2002
                                              THREE MONTHS                  THROUGH
                                           ENDED MARCH 31, 2003         MARCH 31, 2003

Income                                        $       --               $       --
                                              ------------             ------------

Expenses -
  general and administrative                      (419,151)                (555,212)
                                              ------------             ------------

          Total expenses                          (419,151)                (555,212)
                                              ------------             ------------

Net loss                                      $   (419,151)            $   (555,212)
                                              ============             ============


Basic and diluted - loss per share                   (0.01)                    --
                                              ============             ============

Weighted average common shares -
  basic and diluted                             33,884,253
                                              ============

   The accompanying notes are an integral part of these financial statements.


                           AUSSIE APPAREL GROUP, LTD.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENTS OF CASH FLOWS




                                                                                        FOR THE PERIOD FROM
                                                                                        INCEPTION ON AUGUST
                                                               FOR THE THREE MONTHS      26, 2002 THROUGH
                                                               ENDED MARCH 31, 2003       MARCH 31, 2003

Cash flows (used for) operating activities:
  Net loss                                                         $(419,151)              $(555,212)

  Adjustments to reconcile net loss to net cash
      (used for) operating activities:
      Write off of non-used assets                                      --                     6,960
      Stock issued for employee compensation/services                124,750                 124,750
      Stock issued for debt conversion costs                          78,750                  78,750

  Changes in operating assets and liabilities:
      Decrease in assets
       intangibles                                                      --                  (250,000)

    Increase (decrease) in liabilities:
      Accounts payable                                               177,179                 306,192
      Deposits payable                                               (10,000)                215,000
      Preferred Series B shares to be issued                          47,896                  47,896
                                                                   ---------               ---------

          Total adjustments                                          418,575                 529,548

          Net cash used for operating activities                        (576)                (25,664)
                                                                   ---------               ---------

Cash flows provided by financing activities-
  loans payable                                                         --                    26,000

                                                                   ---------               ---------
   Net Cash Provided By Financing Activities                            --                    26,000
                                                                   ---------               ---------

Net increase in cash                                                    (576)                    336
Cash and cash equivalents, beginning of period                           912                    --
                                                                   ---------               ---------

Cash and cash equivalents, end of period                           $     336               $     336
                                                                   =========               =========

Supplemental disclosure of non-cash financing
 and investing activities:
    Shares issued for trademarks                                        --
                                                                   =========               =========
    Common Stock subscriptions receivable                            112,500                 112,500
                                                                   =========               =========
    Common stock issued for services, accounted for                   40,000                  40,000
               as deferred offering costs                          =========               =========

   The accompanying notes are an integral part of these financial statements.

(1)      Description of Business:

         Organization and Business:

         Mercury Software, a Nevada corporation, was incorporated on January 29, 1997 and their name was changed to Medex Corp. on June 24, 2002. Aussie Apparel Group Ltd. (the "Company" or "Aussie Apparel"), a Nevada corporation, was incorporated on August 26, 2002. The Company is currently a development stage enterprise under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7.

         In October 2002, Medex Corp. issued an aggregate of 6,500,000 (pre-stock split) shares of its common stock to the shareholders of Aussie Apparel Group Ltd. in connection with the merger of Aussie Apparel with Medex Corp., whose name was then changed to "Aussie
         Apparel Group Ltd" on October 21, 2002. Since the shareholders of Aussie Apparel became the controlling shareholders of MedEx after the exchange, Aussie Apparel has been treated as the acquirer for accounting purposes. Accordingly, the financial statements as presented are the historical financial statements of Aussie Apparel and include the transactions of Medex only from the date of acquisition, using reverse merger accounting.

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

                          Interim Financial Statements:

         The accompanying financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements should be read in conjunction with the financial statements included in the annual report of Aussie Apparel Group LTD on Form 10-KSB for the year ended December 31, 2002.


         Going Concern:

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of March 31, 2003, the Company has not generated any revenue and has incurred a loss totaling $555,212 for the period from August 26, 2002 (inception) through March 31, 2003. These matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence.

         o The Company is focusing on the launch of the brands into the US domestic market as well as various international markets. The Company is planning to begin shipping the Hot Tuna brand to retail in the US market in the 4th quarter of 2003 and of the Xisle and Piranha labels for 1st quarter 2004

         o The Company believes it's portfolio of brands have established name recognition in various international markets, and are moving diligently to sign on international licensees and distributors to maximize this brand awareness. The Company entered into a licensing agreement on April 9, 2003 with Frontier International (Holdings) Pty, Ltd. of Australia, a shareholder, for the territory, which includes; Australia, New Zealand, New Caledonia, Fiji, and the Pacific Islands on an exclusive basis, and Malaysia and Indonesia on a non-exclusive basis. The agreement with Frontier International is for 10 years, covering the Hot Tuna, Xisle and Piranha brands, with Frontier International having the option on a second 10-year term. This agreement calls for a 6% royalty with minimum royalties of approximately $47,000 in 2003, $198,000 in 2004, $343,000 in 2005, $559,000 in 2006 and $794,000
              in 2007 (based on exchange rates for Australia dollar in effect at March 31, 2003).

         o The Company entered into an additional licensing agreement on May 15, 2003, with Revo (UK) Ltd. of the United Kingdom, for the territories of the United Kingdom and Ireland on an exclusive basis. The Agreement covers the Hot Tuna trademarks only. The agreement is for 10 years with Revo, the licensee, having an option for a second 10-year term. It also provides for a 6% royalty, with minimum annual royalties of $24,000 in 2003, $68,000 in 2004, $142,000 in 2005, $237,000 in 2006, and $355,000 in 2007
              (based on exchange rates for the British Pound as of March 31, 2003).

         o On April 1, 2003, the Company entered into an Investment Agreement with a shareholder whereby the shareholder agreed to purchase up to $4,000,000 of the Company's common stock over a 24 month period ending April 1, 2005.

         Summary of Significant Accounting Policies


         Basic and Diluted Earnings (Loss) Per Share:

         Basic earnings (loss) per share are determined by dividing the net earnings (loss) by the weighted average shares of Common Stock outstanding during the period. Diluted earnings (loss) per share are determined by dividing the net earnings (loss) by the weighted average shares of Common Stock outstanding plus the dilutive effects of stock options, warrants, and other convertible securities. 537,000 common stock equivalents, representing common shares eligible to be converted in relation to Preferred Stock, calculated using the market price on March 31, 2003, and 6,630,000 options have been excluded from the calculation of diluted loss per share as their effect would be anti-dilutive.


         Comprehensive Income:

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2003, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.



(2)      Stockholders' Equity

         During the quarter ended March 31, 2003, the Company received funds for the issuance of Series B Preferred stock. As the related shares have not been issued as of March 31, 2003, the amounts received have been reflected as a liability, Series B Preferred Stock to be issued on the accompanying financial statements.

         During the quarter ended March 31, 2003, the Company issued 239,625 shares of common stock to employees and consultants for services, for a cost of $164,750, the market value of the shares on the dates issued. $124,750 of this amount has been included in General and administrative expenses, and $40,000 reflected in Deferred offering costs on the accompanying financial statements.

         During the quarter ended March 31, 2003, the Company issued 105,000 shares of common stock to former holders of convertible debentures, which had been converted during the period from inception through December 31, 2002, as satisfaction for an offer of inducement to convert. $78,750, the market value of the shares on the date of issuance, has been reflected as debt conversion costs.

         On March 7, 2003, the Company issued 150,000 shares of common stock, valued at their market value of $112,500, to a foreign entity for resale under Regulation S. As these shares have not yet been resold by the foreign entity, and no consideration has been received, the shares have been reflected in Common stock subscriptions receivable on the accompanying financial statements.


 (3)     Options

         The Company granted 6,630,000 options to employees on February 20, 2003. The options have an exercise price of $.25, and vest 25% per year, beginning on March 2004 through March 2007. In accordance with APB 25, a $2,784,600 compensation cost has been recognized, which is included in Deferred compensation costs, and will be recognized over the vesting period.

(4)      Subsequent Events

         The Company entered into a licensing agreement on April 9, 2003 with Frontier International (Holdings) Pty, Ltd. of Australia, a shareholder, for the territory which includes; Australia, New Zealand, New Caledonia, Fiji, and the Pacific Islands on an exclusive basis, and Malaysia and Indonesia on an non-exclusive basis. The agreement with Frontier International is for 10 years, covering the Hot Tuna, Xisle and Piranha brands, with Frontier International having the option on a second 10-year term. This agreement calls for a 6% royalty with minimum royalties of approximately $47,000 in 2003, $198,000 in 2004, $343,000 in 2005, $559,000 in 2006 and $794,000 in 2007 (based on exchange rates for Australia dollar in effect at March 31, 2003)

         The Company entered into an additional licensing agreement on May 15, 2003, with Revo (UK) Ltd. of the United Kingdom, for the territories of the United Kingdom and Ireland on an exclusive basis. The agreement covers the Hot Tuna trademarks only. The agreement is for 10 years with Revo, the licensee, having an option for a second 10- year term. It also provides for a 6% royalty, with minimum annual royalties of $24,000 in 2003, $68,000 in 2004, $142,000 in 2005, $237,000 in 2006,
         and $355,000 in 2007 (based on exchange rates for the British Pound as of March 31, 2003.

         On April 1, 2003, the Company entered into an Investment Agreement with a shareholder whereby the shareholder agreed to purchase up to $4,000,000 of the Company's common stock over a 24 month period ending April 1, 2005.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


         This information statement contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "predicts," "should," "expects," "plans," "anticipates," "believes,"

"estimates," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from these indicated by such forward-looking statements. These factors include but are not limited to economic conditions generally and in the industries in which Aussie Apparel Group, Ltd. may participate; competition within Aussie Apparel Group, Ltd.'s chosen industry, including competition from much larger competitors; technological advances and failure by Aussie Apparel Group, Ltd to successfully develop business relationships.


         Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this information statement to conform such statements to actual results. The foregoing management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes herein.


Critical Accounting Policy and Estimates


         Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management will evaluate its estimates and judgments, including those related to revenue recognition, accrued expenses, financial operations, and contingencies and litigation. Management will base its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying value of the assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, such as the deferred tax asset valuation. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

Liquidity and Capital Resources


We had cash and cash equivalents totaling $336 as of March 31,2003. Our other assets were intangibles (Tradenames) valued at $6,033,824. Total assets at March 31,2003 were $6,034,160. At March 31, 2003 our total liabilities of $595,088 represented $306,192 of accounts payable, $215,000 the remaining balance payable against purchase of Tradenames, $26,000 of loans payable to two current shareholders, and the obligation to issue restricted securities in the amount of $47,896 representing the net proceeds received from the private placement of our securities. The $215,000 balance relating to the purchase of Tradenames will be reduced to $77,500, subsequent to March 31, 2003, through the issuance of common stock to the sellers. The proceeds of the shareholder loans were used both for working capital as well as for a partial payment against the trade name purchase. The loans bear no interest, and both shareholders have agreed to accept payment when funds are available.

Our Plan of Operation for the Next Twelve Months

         As of March 31, 2003, we have not generated any revenue. We hope to generate revenue in the next twelve months by focusing on the launch of our newly acquired trade names. We plan to begin shipping the Hot Tuna brand to retailers in the US market in the 4th quarter of 2003, and the Xisle and Piranha labels in the 1st quarter of 2004.

         In order to properly develop and market our new product lines, we have incurred additional expenses, which are reflected in our statement of operations for the three months ended March 31, 2003. The operating loss of $419,151 for the period represents expenses including design and sampling costs of $122,600, sales and marketing of $95,075, general and administrative costs (including legal, accounting and compensation to the chief executive officer) totaling $122,726. This loss also includes a one time charge of $78,750 resulting from the issuance of 105,000 shares of common stock in connection with the conversion of Debentures into Series B Preferred Stock.

         We also believe that our portfolios of brands have established name recognition in various international markets and we have been acting to sign international licensees and distributors in an effort to capitalize on this brand awareness. In April 2003 we entered into an agreement with Frontier International (Holdings) Pty, Ltd of Australia pursuant to the terms of which Frontier has been licensed to produce and distribute all three brands (Hot Tuna, Xisle and Piranha) branded product throughout a territory including Australia, New Zealand and other Pacific nations. The agreement, which extends for a period of ten years plus an option period, provides for minimum royalties, payable to us, of $78,000 in 2003 and $330,000 in 2004 (both amounts denominated in Australian dollars).

         The Company entered into an additional licensing agreement on May 15, 2003, with Revo (UK) Ltd. of the United Kingdom, for the territories of the United Kingdom and Ireland on an exclusive basis. The Agreement covers the Hot Tuna trademarks only. The agreement is for 10 years with Revo, the licensee, having an option for a second 10-year term. It also provides for a 6% royalty, with minimum annual royalties of $24,000 in 2003, $68,000 in 2004, $142,000 in 2005, $237,000 in 2006, and $355,000 in 2007 (based on exchange rates for the British Pound as of March 31, 2003).

         Failure to successfully market and promote our products would hinder our ability to increase the size of our operations and generate additional revenues. If we are not able to generate additional revenues adequate to cover increased operating costs, our business may ultimately fail.

         We have cash equivalents of $336 as of March 31, 2003. Subsequent to March 31, 2003, the Company received proceeds of $25,000 from the sale of its securities. The Company has received commitments from third parties to raise additional capital from the sale of its securities. In the opinion of management, available cash is not sufficient to fund current operations. However, management believes that it can obtain adequate capital via issuance and sale of its securities.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within the ninety days prior to the date of this report, the Company's Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operations of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's periodic SEC filings.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II: OTHER INFORMATION



ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

                  None.

         (b) Reports on Form 8-K.

                  (1) Form 8-K, dated February 21,2003, Item 4, 5 & 7.

                  (2) Form 8-K/A dated March 18,2003, Item 7.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AUSSIE APPAREL GROUP LTD.
May 19, 2003                               By: /s/Bruce MacGregor
                                              ----------------------------------
                                                 Bruce MacGregor, President

                                 CERTIFICATIONS

I, Bruce MacGregor, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Aussie Apparel Group Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

         b)   Evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 19, 2003

By: /S/ Bruce MacGregor
------------------------------
Bruce MacGregor, President

                                 CERTIFICATIONS

I, David Lasell, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Aussie Apparel Group Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

         b)   Evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 19, 2003

By:  /S/ David Lasell
    --------------------------------------
     David Lasell, Chief Financial Officer