Form 10QSB
period 2003-06-30
AUSSIE APPAREL GROUP LTD
filed 2003-08-19
CIK 1084133

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2003

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File No. 000-3084133

                           AUSSIE APPAREL GROUP, LTD.
                           --------------------------
             (Exact name of registrant as specified in its charter)

         Nevada                                             52-1146119
----------------------------                        ------------------------
 (State of Incorporation)                            (I.R.S. Employer I.D.)

                       One World Trade Center, Suite 800,
                              Long Beach, Ca 90831
                            Telephone (562) 983-8045
--------------------------------------------------------------------------------
          (Address and telephone number of principal executive offices and principal place of business)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of August 7, 2003, the registrant had a total of 182,233,917 shares of common stock issued and outstanding.

                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                           AUSSIE APPAREL GROUP, LTD.
                          (A DEVELOPMENT STAGE COMPANY)

                   CONSOLIDATED BALANCE SHEET - JUNE 30, 2003


                                     ASSETS

Current assets -
  cash                                                            $    15,592

                                                                  -----------
     Total Current Assets                                              15,592
                                                                  -----------


Trade names                                                         6,033,824
                                                                  -----------

                                                                  $ 6,049,416
                                                                  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                                $   203,062
  Deposits payable                                                    215,000
  Stock subscriptions received, against which                          58,119
        shares have yet to be issued
  Loans payable, related parties                                       39,000
  Notes payable                                                       440,000
  Convertible debentures, net of discount                              17,000

                                                                  -----------
          Total current liabilities                                   972,181
                                                                  -----------

Stockholders' equity:
  Preferred Series A, $10 par value; 400,000 shares issued
    and outstanding                                                 1,058,824
  Preferred Series B, $.001 par value; 610,000 shares issued
    and outstanding                                                       610
  Preferred Series C, $0.001 par value; 10,000,000 shares
    Issued and outstanding                                             10,000
  Common Stock, $.001 par value; 500,000,000 shares
    authorized; 177,019,450 shares issued and outstanding              11,525
   Deferred offering costs                                            (40,000)
   Deferred compensation                                                 --
   Common stock subscriptions receivable                             (112,500)
  Additional Paid in Capital                                        8,600,638
  Deficit accumulated during the development stage                 (4,451,862)

          Total stockholders' equity                                5,077,235
                                                                  -----------

                                                                  $ 6,049,416
                                                                  ===========


                   The accompanying notes are an integral part
                  of these consolidated financial statements.



                           AUSSIE APPAREL GROUP, LTD.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    FOR THE
                                                                                  PERIOD FROM
                                                                                  INCEPTION ON
                                     FOR THE THREE          FOR THE SIX          AUGUST 26, 2002
                                      MONTHS ENDED         MONTHS ENDED             THROUGH
                                     JUNE 30, 2003         JUNE 30, 2003         JUNE 30, 2003
                                   -------------------     -------------         -------------

Income                               $        --           $        --           $        --
                                     -------------         -------------         -------------
Expenses -
 General and administrative               (945,949)           (1,365,100)           (1,501,161)

 Stock issuance expense                   (166,101)             (166,101)             (166,101)

 Costs associated with cancellation
  of options                            (2,784,600)           (2,784,600)           (2,784,600)
                                     -------------         -------------         -------------


          Total expenses                (3,896,650)           (4,315,801)           (4,451,862)
                                     -------------         -------------         -------------

Net loss                             $  (3,896,650)           (4,315,801)        $  (4,451,862)
                                     =============         =============         =============


Basic and diluted - loss per share           (0.02)                (0.03)                 --
                                     =============         =============         =============

Weighted average common shares -
  basic and diluted                    170,655,998           171,338,347                  --
                                     =============         =============         =============


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                              AUSSIE APPAREL GROUP, LTD.
                            (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                     FOR THE
                                                                                                  PERIOD FROM
                                                                                                  INCEPTION ON
                                                     FOR THE THREE          FOR THE SIX         AUGUST 26, 2002
                                                      MONTHS ENDED         MONTHS ENDED             THROUGH
                                                     JUNW 30, 2003         JUNE 30, 2003         JUNE 30, 2003
                                                   -------------------     -------------         -------------
Cash flows (used for) operating activities:
  Net loss                                             $(3,896,650)          $(4,315,801)          $(4,451,862)


  Adjustments to reconcile net loss to net cash
    provided by (used for) operating activities:
     Write off of non-used assets                             --                    --                   6,960
     Stock issued for employee compensation/services       203,912               328,662               328,662
     Stock issued for debt conversion costs                   --                  78,750                78,750
     Series C Preferred shares issued in exchange          367,500               367,500               367,500
             for services
     Discount on stock issued                              166,101               166,101               166,101
     Notes and loans payable issued for services           413,000               413,000               413,000
     Cost associated with cancellation of options        2,784,600             2,784,600             2,784,600
  Changes in operating assets and liabilities:
    (Increase) decrease in assets -
      intangibles                                             --                    --                (250,000)

    Increase (decrease) in liabilities:
      Accounts payable                                    (103,130)               74,049               203,062
      Deposits payable                                        --                 (10,000)              215,000

          Total adjustments                              3,831,983             4,202,662             4,313,635

          Net cash used for operating activities           (64,667)             (113,139)             (138,227)
                                                       -----------           -----------           -----------

Cash flows provided by financing activities-
  Issuance of convertible debentures                        25,000                25,000                25,000
  Proceeds of notes and loans payable                       40,000                40,000                66,000
  Proceeds of stock subscriptions                           14,923                62,819                62,819
                                                       -----------           -----------           -----------

   Net cash provided by financing activities                79,923               127,819               153,819
                                                       -----------           -----------           -----------
Net increase in cash                                        15,256                14,680                15,592
Cash and cash equivalents, beginning of period                 336                   912                  --
                                                       -----------           -----------           -----------


Cash and cash equivalents, end of period               $    15,592           $    15,592           $    15,592
                                                       ===========           ===========           ===========


Supplemental disclosure of non-cash financing
 and investing activities:
    Shares issued for trademarks                              --                    --               5,985,000
                                                       ===========           ===========           ===========

    Common Stock subscriptions receivable                     --                112,500               112,500
                                                       ===========           ===========           ===========

    Common stock issued for services, accounted for
         as deferred offering costs                           --                 40,000                40,000
                                                       ===========           ===========           ===========


                   The accompanying notes are an integral part
                  of these consolidated financial statements.


                                                                         AUSSIE APPAREL GROUP, LTD.
                                                                       (A DEVELOPMENT STAGE COMPANY)

                                                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                      FOR THE PERIOD FROM INCEPTION ON
                                                                 AUGUST 26, 2002 THROUGH JUNE 30, 2003

(SPLIT TABLE - CONTINUED ON NEXT PAGE)


                                            Series A Pfd Stock     Series B Pfd Stock    Series C Pfd Stock     Common Stock
                                             Shares      Amount     Shares   Amount       Shares    Amount    Shares     Amount
                                            ----------  ---------  --------- --------    ---------  -------- ----------  --------

At inception on August 26, 2002, as
  restated for effect of reverse
  merger with Aussie Apparel
  (see Note  1 )                                 --     $    --       --     $    --         --     $   --   137,090,430  $ 1,000

Shares issued in connection with
  merger with Aussie Apparel,
  October 29, 2002 (see Note 1 )                 --          --    610,000        610        --         --         --       2,639

Shares issued for acquisition
  of tradenames                              400,000   1,058,824      --         --          --         --    31,500,000    2,100

Net loss December, 31 2002                       --          --       --         --          --         --         --
                                          ----------   --------- ---------   --------    ---------- --------  ----------  --------

Balance at December 31, 2002                 400,000   1,058,824   610,000        610        --         --   168,590,430    5,739

Shares issued for compensation,
   services and deferred offering costs          --          --       --         --      10,000,000  10,000    1,198,125       80
Shares issued to a foreign entity for resale,
   and recorded on balance sheet as stock
   subscription receivable                       --          --       --         --          --         --       750,000       50
Shares issued in connection with conversion of
   convertible debentures                        --          --       --         --          --         --       525,000       35
Creation of stock option / deferred
  compensation plan                              --          --       --         --          --         --          --        --

Shares issued for compensation
   and other servoces.                           --          --       --         --          --         --     4,993,748    4,883
Stock issued in connection with rescission
   of employee stock options                     --          --       --         --          --         --       682,147      682
Stock issued  in connection
   with stock subscription                       --          --       --         --          --         --       280,000       56
Rescission of stock option / deferred
   compensation plan                             --          --       --         --          --         --          --       --


Net loss June 30, 2003                           --          --       --         --          --         --          --       --
                                          ----------   --------- ---------   --------    ----------  --------  -----------  --------
Balance at June 30, 2003                     400,000  $1,058,824   610,000   $    610    10,000,000 $  10,000  177,019,450  $ 11,525
                                          ==========   ========= =========   ========    ==========  ========  ===========  ========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.


(continued)

                                                                        AUSSIE APPAREL GROUP, LTD.
                                                                       (A DEVELOPMENT STAGE COMPANY)

                                                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                      FOR THE PERIOD FROM INCEPTION ON
                                                                 AUGUST 26, 2002 THROUGH DECEMBER 31, 2002

(SPLIT TABLE - CONTINUED FROM PREVIOUS PAGE)



                                                                                                          Deficit
                                                    Less stock    Less deferred   Stock options   Add'l   accumulated    Total
                                                    subscription     offering     deferred       paid-in  during devel-  Stkholder
                                                    receivable        cost        compensation   capital  opment stage   Equity
                                                    ------------  -------------   ------------  --------- -------------  ----------

At inception on August 26, 2002, as
  restated for effect of reverse
  merger with Aussie Apparel
  (see Note  1 )                                    $   --         $     --       $     --       $   --    $     --     $   1,000

Shares issued in connection with
  merger with Aussie Apparel,
  October 29, 2002 (see Note 1 )                        --               --             --          2,711        --          5,960

Shares issued for acquisition
  of tradenames                                         --               --             --      4,722,900        --      5,783,824

Net loss December, 31 2002                              --               --             --           --      (136,061)    (136,061)
                                                    ------------  -------------   ------------  --------- -------------  ----------

Balance at December 31, 2002                            --               --             --      4,725,611    (136,061)   5,654,723


Shares issued for compensation,
   services, and deferred offering costs                --            (40,000)          --        854,670        --        824,750
Shares issued to a foreign entity for resale,
   and recorded on balance sheet as stock
   subscription receivable                          (112,500)            --             --        112,450        --           --
Shares issued in connection with conversion of
   convertible debentures                               --               --             --         78,715        --         78,750
Creation of stock option/deferred
  compensation plan                                    --               --       (2,784,600)   2,784,600        --           --

Shares issued for compensation
   and other services.                                  --               --             --        350,230        --        355,113
Stock issued in connection with rescission
   of employee stock options                            --               --             --         47,068        --         47,750
Stock issued  in connection
   with stock subscription                              --               --             --         19,544        --         19,600
Rescission of stock option/deferred
   compensation plan                                    --               --        2,784,600     (380,250)       --      2,404,350
Issuance of convertible debenture
   with beneficial conversion feature                   --               --             --          8,000        --          8,000

Net loss June 30, 2003                                  --               --             --           --    $(4,315,801) (4,315,801)
                                                    ------------  -------------   ------------  --------- -------------  ----------
Balance at June 30, 2003                            $ (112,500)   $   (40,000)    $     --     $8,600,638 $(4,451,862) $ 5,077,235
                                                    ============  =============   ============  ========= ============= ===========

<
                   The accompanying notes are an integral part
                  of these consolidated financial statements.

         (1) Description of Business:

         Organization and Business:

                  Mercury Software, a Nevada corporation, was incorporated on January 29, 1997 and its name was changed to Medex Corp. on June 24, 2002. Aussie Apparel Group Ltd. (the "Company" or "Aussie Apparel"), a Nevada corporation, was incorporated on August 26, 2002. The Company is currently a development stage enterprise under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7.

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

                  Aussie Apparel Group owns brand names, and has signed letters of intent to acquire additional brand names, all of which are focused on providing apparel to the action sports area, including surfing, wakeboarding, and skateboarding. The Company plans to develop high tech garments for athletes and participants in these sports as well as designing more casual lifestyle clothing aimed at a wider range of consumers. The Company plans to begin manufacturing & marketing under various brand names. "Hot Tuna" will manufacture apparel for both men and women, and will be marketed to independent sport shops, boutiques and high-end department stores. The "Piranha Boy" and "Piranha Girl" lines were established to focus on supplying fashionable clothes to the children's apparel segment.

                  The Company has also signed a letter of intent to acquire the "Bluetorch" trade name, and plans to market related apparel to high end sporting goods stores, mid-tier department stores, as well as specialty chains. The "November" and "TSA" names, for which a letter of intent was signed July 8, 2003, will be marketed to specialty shops (November) and to high end sporting goods and specialty chains (TSA).

                  On April 7, 2003 the Company effected a 3 to 1 stock split, followed on May 27, 2003 by an additional 5 to 1 stock split. The accompanying financial statements have been restated to reflect these stock splits for all periods presented.

                  On June 15, 2003, the Company's Board of Directors approved the formation of a new company, Unboxed Distributions, Inc., into which the Company subsequently transferred all of its trade names and operations, in exchange for 100% of the common stock of Unboxed Distributions, Inc. Accordingly, Unboxed Distributions, Inc. is a wholly owned subsidiary of the Company and has been treated as such in these consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

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

         Going Concern:

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of June 30, 2003, the Company has generated no revenues and has incurred losses totaling $4,451,862 for the period from August 26, 2002 (inception) through June 30, 2003. These matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence.

         o The Company is focusing on development and launch of its currently owned brands into the US domestic and Canadian markets. Accordingly, the Company plans to begin shipping the "Hot Tuna" brand to retail in the US and Canada in the 4th quarter of 2003, and the Piranha Boy and Piranha Girl brands in the 1st quarter of 2004.

         o The Company believes its portfolio of brands have established name recognition in various international markets, and is moving to sign on international licensees and distributors to maximize this brand awareness. The Company entered into a licensing agreement on April 9, 2003 with Frontier International (Holdings) Pty, Ltd. of Australia, a shareholder, for the territory, which includes; Australia, New Zealand, New Caledonia, Fiji, and the Pacific Islands on an exclusive basis, and Malaysia and Indonesia on a non-exclusive basis. The agreement with Frontier International is for 10 years with Aussie Apparel Group having the option on a second 10-year term. This agreement calls for a 6% royalty with minimum royalties of approximately $47,000 in 2003, $198,000 in 2004, $343,000 in 2005, $559,000 in 2006 and $794,000 in 2007
              (based on exchange rates for Australia dollar in effect at March 31, 2003)

         o On April 1, 2003, the Company entered into an Investment Agreement with a shareholder whereby the shareholder agreed to purchase up to $4,000,000 of the Company's common stock over a 24-month period ending April 1, 2005.

         o On June 19, 2003, the Company became a "Business Development Company" pursuant to applicable provisions of the Investment Company Act of 1940. In July 2003, and pursuant to an Offering Circular dated June 19, 2003, the Company sold 5,000,000 shares of its common stock.

         o Additionally, the Company has been working to acquire additional trade names, and on June 13, 2003 signed a letter of intent to acquire the "Bluetorch" tradename. The Company hopes to complete its acquisition of the Bluetorch name during the 3rd quarter of 2003, and plans to begin shipping product in the 4th quarter of 2003. Also, on July 8, 2003, the Company signed another letter of intent to acquire the trade names "November" and "TSA". The Company plans to begin shipping product bearing these labels as soon as the trade name acquisition has been finalized, which the Company anticipates will be during the 3rd quarter of 2003.

Summary of Significant Accounting Policies

Basic and Diluted Earnings (Loss) Per Share:

Basic  earnings  (loss) per share are  determined  by dividing  the net earnings
(loss) by the weighted average shares of Common Stock outstanding during the period. Diluted earnings (loss) per share are determined by dividing the net earnings (loss) by the weighted average shares of Common Stock outstanding plus the dilutive effects of stock options, warrants, and other convertible securities. 537,000 common stock equivalents, representing common shares eligible to be converted in relation to Preferred Stock, calculated using the market price on June 30, 2003, and options have been excluded from the calculation of diluted loss per share, as their effect would be anti-dilutive.

Comprehensive Income:

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of June 30, 2003, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

Recent Accounting Pronouncements

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, it is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of
Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.

         (2) Notes Payable

$440,000 of notes, payable to four entities. $400,000 of the total is payable on demand, or by May 31, 2005, and was issued in exchange for consulting and other services, and carries interest at 8% per year payable with principal. The $40,000 balance will be converted into common shares.

         (3) Convertible debentures payable:

On April 1, 2003 the Company issued a $25,000 convertible debenture payable, convertible at holder's option into common shares at a price equal to the lesser of 75% of the lowest closing bid price over the 15 trading days prior to conversion, or 100% of the average closing prices bid over the 20 trading days prior to conversion. The convertible debentures accrue 6% interest per annum, payable upon conversion, and mature on April 1, 2007. The discount attributable to the value of the warrants amounted to $8,333, which amount will be amortized using the effective interest rate method over the life of the debenture. Upon conversion of the debt, any unamortized debt issue costs will be charged to expense.

         (4) Stockholders' Equity

During the six months ended June 30, 2003, the Company received funds for the issuance if common shares, against which $4,700 of these funds was applied to the issuance of 280,000 shares (as adjusted for stock splits) at a $14,900 discount from market. As no additional shares have been issued against these funds, the balances of funds received have been reflected as a liability in the accompanying financial statements.

During the six months ended June 30, 2003, the Company issued 6,191,873 shares of common stock (adjusted for splits) to employees, consultants and other vendors, for services, for a cost of $519,863, the market value of the shares on the dates issued. The total cost has been reflected in charges to the accompanying financial statements, broken down as follows: $479,863 has been included in General and administrative expense; $40,000 has been charged to deferred offering costs; the balance of $151,201, representing the difference between the value of services rendered and the market value of shares issued, has been charged to Share issue discount.

During the six months ended June 30, 2003, the Company issued 682,147 shares of common stock to five current, and former employees in exchange for their agreement to the rescission by the Company of 33,150,000 options (as adjusted for the 5:1 split which took effect May 21, 2003) which had been granted during the quarter ended March 31, 2003. The full $47,750 cost of these shares, at market value at date of issuance, has been charged to "write-off of deferred compensation" expense on the accompanying financial statements.

During the six months ended June 30,2003, the Company issued 525,000 shares (as adjusted for splits) of common stock to former holders of convertible debentures, which had been converted to Series B Preferred Stock during the period from inception through December 31, 2002, as satisfaction for an offer of inducement to convert. $78,750, the market value of the shares on the date of issuance, has been reflected as debt conversion costs.

On March 7, 2003, the Company issued 750,000 shares (as adjusted for splits) of common stock, valued at their market value of $112,500, to a foreign entity for resale under Regulation S. As these shares have not yet been resold by the foreign entity, and no consideration has been received, the shares have been reflected in Common stock subscriptions receivable on the accompanying financial statements.

         (5) Rescission of Options

Previously, during the quarter ended March 31, 2003, the Company granted 33,150,000 options to employees (after giving effect to two forward splits), all of which would have vested March 2004 through March 2007. In accordance with APB 25, a $2,784,600 compensation cost was included in deferred compensation costs, to be recognized over the future vesting period.

During the quarter ended June 30, 2003, the Company obtained agreements from employees to rescind all of those options, in exchange for a lesser quantity of common shares to be issued immediately, as explained in note 2 above. Accordingly, the $2,784,600 option cost, previously deferred, has been charged to operations in the current period.


         (6) Subsequent Events

On June 13, 2003, the Company signed a letter of intent to acquire the "Bluetorch" trade name and related rights to the "Bluetorch" brand for a price of $200,000, payable $50,000 in cash plus $150,000 in the Company's common stock. Additionally, the Company would pay a royalty of 2% of net sales of Bluetorch product over a period of ten years.

On July 8, 2003, the Company signed a letter of intent to acquire certain assets of TSA Brand Inc and November Clothing Company, for the total purchase price of $3,500,000, to be paid $100,000 in cash, with the balance payable in the Company's common and preferred stock.

During the month of July 2003, the Company issued a total of 5,214,467 of its common shares, broken down as follows: 14,367 shares in partial satisfaction of stock subscription previously received, 200,000 shares in satisfaction of $13,000 of loans payable to related parties, and 5,000,000 shares sold to an investment firm for resale to investors.

As previously disclosed, in December 2002 the Company acquired the Hot Tuna, Xisle, and Piranha Boy and Piranha Girl brands and trade names from Federation Group Limited ("FGL"), in exchange for cash, common stock, and Series A Preferred Stock. Subsequently, the Company and FGL have been involved in negotiations to amend the original acquisition agreement. While no comprehensive agreement has been reached, the amendment as currently contemplated would require the Company to return all of the trademarks and related assets to FGL, and then to reacquire only the North American rights to the Hot Tuna, Piranha Boy and Piranha Girl tradenames. Also, the Company would agree to cancel or assign to FGL two agreements pursuant to which the Company had licensed sales and distribution right for Australia, the Pacific, and the United Kingdom.

In the absence of a final agreement, and as it has been determined that there is no in impairment of the existing trademarks as acquired under the original agreement, no related adjustment has been included in the accompanying financial statements. However, when and if the Company and FGL reach an agreement to amend the original contract, it may result in a significantly reduced valuation of the tradenames as currently presented on the Company's balance sheet, along with a corresponding reduction in the valuation of common and preferred shares outstanding.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management will evaluate its estimates and judgments, including those related to revenue recognition, accrued expenses, financial operations, and contingencies and litigation. Management will base its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying value of the assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, such as the deferred tax asset valuation. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.

Liquidity and Capital Resources

We had cash and cash equivalents totaling $15,592 as of June 30, 2003. Our other assets were intangibles (Tradenames) valued at $6,033,824. Total assets at June 30, 2003 were $6,049,416. At June 30, 2003 our total liabilities of $972,181 represented $203,063 of accounts payable, $215,000 the remaining balance payable against purchase of Tradenames, $39,000 of loans payable to related parties, a $17,000 convertible debenture (net of offsetting beneficial conversion fracture) carrying interest at 6%, notes payable of $400,000, and the obligation to issue securities in the amount of $98,119 representing the net proceeds received from the private placement of our securities. The $215,000 balance relating to the purchase of Tradenames will be reduced to $77,500, subsequent to June 30, 2003, through the issuance of common stock to the sellers. The proceeds of the shareholder loans were used both for working capital as well as for a partial payment against the trade name purchase.

Our Plan of Operation for the Next Twelve Months

As of June 30, 2003, we have generated no revenue. We hope to generate revenue in the next twelve months by focusing on the launch of our newly acquired trade names. We plan to begin shipping the Hot Tuna brand to retailers in the US market in the 4th quarter of 2003, the Piranha label in the 3rd quarter of 2004. Once tradename acquisitions have been completed, we plan to begin shipping November and TSA product in the 3rd quarter of 2003, and Bluetorch in the 4th quarter of 2003.

In order to properly develop and market our new product lines, we have incurred additional expenses, which are reflected in our statement of operations for the six months ended June 30, 2003. The operating loss of $4,315,801 for the period represents expenses including design and sampling costs of $124,048, sales and marketing of $140,551, general and administrative costs (including legal, accounting and compensation to the chief executive officer) totaling $229,751. Other expenses include investment banking and related services totaling
$792,000, as well as $166,101, representing the cost of discounts given on shares issued during the period. This loss also includes a one time charge of $78,750 resulting from the issuance of 525,000 shares of common stock in connection with the conversion of Debentures into Series B Preferred Stock, as well as another one time charge of $2,784,600, related to the rescission of the Company's previously reported deferred compensation plan.

Failure to successfully market and promote our products would hinder our ability to increase the size of our operations and generate additional revenues. If we are not able to generate additional revenues adequate to cover increased operating costs, our business may ultimately fail.

We have cash equivalents of $15,592 as of June 30, 2003. Subsequent to June 30, 2003, the Company received proceeds of $45,000 from the sale of its securities. The Company has received commitments from third parties to raise additional capital from the sale of its securities. In the opinion of management, available cash is not sufficient to fund current operations. However, management believes that it can obtain adequate capital via issuance and sale of its securities.

Other than on-going merchandising and design of our seasonal product lines, we are not, nor do we anticipate, conducting any research and development activities. In the event that we expand our sales and customer base or, in particular, if we were to develop or acquire additional trade names, we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the  end of the  period  covered  by  this  report,  the  Company's  Chief
Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operations of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's periodic SEC filings.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                           PART II: OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

                              None.
(b) Reports on Form 8-K.

(1)      Form 8-K, dated February 21, 2003, Item 4, 5 & 7.
(2)      Form 8-K/A dated March 18, 2003, Item 7.
(3)      Form 8-K dated May 31, 2003, Item 5.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           AUSSIE APPAREL GROUP LTD.

August 18, 2003                            By:/s/ Bruce MacGregor
                                           ---------------------------
                                           Bruce MacGregor, President