Form 10QSB
period 2003-09-30
AUSSIE APPAREL GROUP LTD
filed 2003-11-19
CIK 1084133

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

    [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                      For Quarter Ended: September 30, 2003

                                       OR

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                         Commission File No. 000-3084133

                                 BLUETORCH, INC.
                                 ---------------

             (Exact name of registrant as specified in its charter)


         Nevada                                             52-1146119
----------------------------                        ------------------------
 (State  of  Incorporation)                            (I.R.S.  Employer  I.D.)



                       One World Trade Center, Suite 800,
                              Long Beach, Ca 90831
                            Telephone (562) 983-8045
          (Address and telephone number of principal executive offices and principal place of business)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 11, 2003, the registrant had a total of 174,773,886 shares of common stock issued and outstanding.

                          PART I: FINANCIAL INFORMATION

ITEM  1:  FINANCIAL  STATEMENTS


                                 BLUETORCH, INC.
                      (FORMERLY AUSSIE APPAREL GROUP, LTD.)
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 2003


                                    ASSETS
CURRENT ASSETS:
  cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    18,928
                                                               ------------
     Total Current Assets . . . . . . . . . . . . . . . . . .       18,928

PREPAID LICENSING COSTS . . . . . . . . . . . . . . . . . . .      463,326
                                                               ------------

                                                                   482,254
                                                               ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . .      228,476
  Shares to be issued . . . . . . . . . . . . . . . . . . . .        7,500
  Loans payable, related parties. . . . . . . . . . . . . . .       26,000
  Notes payable . . . . . . . . . . . . . . . . . . . . . . .      335,667
                                                               ------------

          Total current liabilities . . . . . . . . . . . . .      597,643
                                                               ------------

STOCKHOLDERS' EQUITY:
  Preferred Series A, $10 par value; 400,000 shares issued
    and outstanding (Note 7). . . . . . . . . . . . . . . . .    1,058,824
  Preferred Series B, $.001 par value; 590,000 shares issued
    and outstanding (Note 7). . . . . . . . . . . . . . . . .      590,000
  Preferred Series C, $.001 par value; 10,000,000 shares
    issued and outstanding. . . . . . . . . . . . . . . . . .       10,000
  Common Stock, $.001 par value; 950,000,000 shares
    authorized; 193,659,416 shares issued and
    189,659,416   outstanding . . . . . . . . . . . . . . . .       24,164
   Stock purchase warrants, 15,000,000 shares . . . . . . . .      418,326
   Common stock subscriptions receivable. . . . . . . . . . .     (112,500)
   Treasury stock receivable (note 7) . . . . . . . . . . . .   (5,288,824)
  Additional Paid in Capital. . . . . . . . . . . . . . . . .    8,914,532
  Deficit accumulated during the development stage. . . . . .   (5,140,501)


          Total stockholders' equity. . . . . . . . . . . . .     (115,389)
                                                               ------------

                                                                   482,254
                                                               ============



                                       BLUETORCH, INC.
                            (FORMERLY AUSSIE APPAREL GROUP, LTD.)
                                (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED STATEMENT OF OPERATIONS

                                       FOR THE PERIOD
                                       FOR THE            FOR THE          FROM INCEPTION ON
                                       THREE MONTHS       NINE MONTHS      AUGUST 26, 2002
                                       ENDED              ENDED            THROUGH
                                       SEPT 30, 2003      SEPT 30, 2003    SEPT 30, 2003



REVENUE . . . . . . . . . . . . . . .  $              -   $            -                   -
                                       -----------------  ---------------  ------------------

EXPENSES:
  General and administrative. . . . .           158,639        1,523,739           1,659,800
  Shares issued at a discount in
     exchange for services . . . .. .                 -          166,101             166,101
  Rescission of trademark acquisition           530,000          530,000             530,000
  Writeoff of deferred compensation .                 -        2,784,600           2,784,600
                                       -----------------  ---------------  ------------------

          Total expenses. . . . . . .           688,639        5,004,440           5,140,501
                                       -----------------  ---------------  ------------------

NET LOSS. . . . . . . . . . . . . . .  $       (688,639)  $   (5,004,440)         (5,140,501)
                                       =================  ===============  ==================

BASIC AND DILUTED
  - LOSS PER SHARE. . . . . . . . . .             (0.00)           (0.03)
                                       =================  ===============

WEIGHTED AVERAGE COMMON
  SHARES - BASIC AND DILUTED. . . . .       182,325,574      175,599,031
                                       =================  ===============



                                                    BLUETORCH, INC.
                                         (FORMERLY AUSSIE APPAREL GROUP, LTD.)
                                             (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED STATEMENT OF CASH FLOWS


                                                       FOR THE                FROM INCEPTION ON
                                                       NINE MONTHS            AUGUST 26, 2002
                                                       ENDED                  THROUGH
                                                       SEPT 30, 2003          SEPT 30, 2003




CASH FLOWS (USED FOR) OPERATING ACTIVITIES
        Net loss. . . . . . . . . . . . . . . . . . .  $         (5,004,440)        (5,140,501)
                                                        -------------------    -----------------
    ADJUSTMENTS TO RECONCILE NET LOSS
    TO NET CASH PROVIDED BY (USED FOR)
    OPERATING ACTIVITIES-
        Write off of non-used assets. . . . . . . . .                    -               6,960
        Stock issued for employee compensation,
              services & deferred offering costs. . .               368,662            368,662
        Stock issued for debt conversion costs. . . .                78,750             78,750
        Series C Preferred shares issued in
             exchange for debentures. . . . . . . . .               367,500            367,500
        Discount on stock issued. . . . . . . . . . .               166,101            166,101
        Notes and loans issued for services . . . . .               209,381            209,381
        Interest accrued. . . . . . . . . . . . . . .                10,667             10,667
        Shares issued in settlement pursuant
             to rescission agreement (Note 7). . . .                530,000            530,000
        Cost associated with cancellation of options.             2,784,600          2,784,600

    CHANGES IN OPERATING ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ASSETS -
        Prepaid royalties . . . . . . . . . . . . . .               (45,000)           (45,000)
        Intangibles . . . . . . . . . . . . . . . . .                     0           (250,000)

    INCREASE (DECREASE) IN LIABILITIES:
        Accounts payable. . . . . . . . . . . . . . .                99,463            228,476
        Deposits payable. . . . . . . . . . . . . . .               (10,000)           215,000
                                                         -------------------    -----------------
          Total adjustments . . . . . . . . . . . . .             4,560,124          4,671,097

          Net cash used for operating activities. . .              (444,316)          (469,404)
                                                        -------------------    -----------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES -
       Issuance of notes and loans payable. . . . . .                    -              26,000
       Issuance of convertible debentures . . . . . .               25,000              25,000
       Proceeds of stock subscriptions. . . . . . . .              437,332             437,332
                                                         -------------------    -----------------

   Net Cash Provided By Financing Activities. . . . .                462,332           488,332
                                                         -------------------    -----------------
NET INCREASE (DECREASE) IN CASH . . . . . . . . . . .                18,016             18,928
CASH AND CASH EQUIVALENTS, beginning of period. . . .                   912                   -
                                                       ---------------------  ------------------

CASH AND CASH EQUIVALENTS, end of period. . . . . . .   $             18,928            18,928
                                                        =====================  ==================
                               -
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND
  INVESTING ACTIVITIES -
    Common Shares Issued in satisfaction
      of loans payable                                              133,933            133,933
                                                       =====================  ==================
    Shares to be returned to Treasury . . . . . . . .            (5,985,000)                  -
                                                       =====================  ==================
    Common stock subscription receivable. . . . . . .               112,500            112,500
                                                       =====================  ==================
    Common stock issued for services. . . . . . . . .                40,000             40,000
                                                       =====================  ==================
    Issuance of warrants in connection
         with licensing agreement (Notes 4 & 6) . . .               418,326            418,326
                                                       =====================  ==================


                              BLUETORCH,  INC.
                      (FORMERLY AUSSIE APPAREL GROUP, LTD.)
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE PERIOD FROM INCEPTION ON
                   AUGUST 26, 2002 THROUGH SEPTEMBER 30, 2003

                                              Series  A          Series B             Series C
                                              Preferred Stock    Preferred Stock      Preferred Stock    Common Stock
                                              -----------------  -----------------    ----------------   -------------
                                              Shares    Amount   Shares     Amount     Shares   Amount    Shares     Amount
                                              -------  -------   ------   --------    -------  -------   --------  ----------
At inception on August 26, 2002, as
  restated for effect of reverse
  merger with Aussie Apparel
  (see Note  1 ) . . . . . . . . . . . . . .      -   $      -       -     $    -          -   $    -    97,500,000 $ 1,000

Shares issued in connection with
  merger with Aussie Apparel,
  October 29, 2002 (see Note 1 ) . . . . . .      -          -    610,000     610          -        -    39,590,430   2,639

Shares issued for acquisition
  of tradenames (Note 7) . . . . . . . . . .  400,000  1,058,824                                     -   31,500,000   2,100

Net loss December, 31 2002 . . . . . . . . .       -          -        -        -           -        -           -        -
                                              -------  --------   ------   --------    -------  -------  ----------  ------

Balance at December 31, 2002 . . . . . . . .  400,000  1,058,824  610,000     610           -        -  168,590,430   5,739


Shares issued for compensation
   and service . . . . . . . . . . . . . . .                                         10,000,000  10,000   1,198,125      80
Shares issued to a foreign
   entity for resale , and recorded
   on balance sheet as stock
   subscription receivable . . . . . . . . .                                                                750,000      50
Shares issued in connection
   with conversion of
   convertible debentures. . . . . . . . . .                                                                525,000      35
Creation of stock option / deferred
  Compensation plan

Shares issued for compensation
   and other services. . . . . . . . . . . .                                                               4,993,748   4,883
Shares issued in connection
    with rescission
   of employee stock options . . . . . . . .                                                                 682,147    682
Shares issued  in connection
   with stock subscription . . . . . . . . .                                                                 280,000     56
Rescission of stock option / deferred
   compensation plan

Shares issued in connection
     with conversion
     of series B preferred stock . . . . . .                       (20,000)   (20)                           574,148    574
Shares issued  in connection
   with stock subscription . . . . . . . . .                                                               8,865,818  8,865
Shares issued  as settlement of
    notes payable. . . . . . . . . . . . . .                                                               3,200,000  3,200
Warrants issued in connection
    with license agreement
Shares to be returned to Treasury
    pursuant to rescission agreement (Note 7)

Net loss September 30, 2003
                                              -------  --------   ------   --------  ---------  --------  -----------  ------
Balance at September 30, 2003. . . . . . . .  400,000 $1,058,824 590,000   $   590   10,000,000 $10,000   189,659,416  24,164

                              BLUETORCH,  INC.
                      (FORMERLY AUSSIE APPAREL GROUP, LTD.)
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE PERIOD FROM INCEPTION ON
                   AUGUST 26, 2002 THROUGH SEPTEMBER 30, 2003

(CONTINUED FROM PREVIOUS PAGE -- SPLIT TABLE)

                                                                                                  Deficit
                                                                                                  Accumulated  Total
                                          Stock         Stock options                Additional   during the   stock-
                                          subscription  /deferred         Treasury   paid-in      development  holders'
                                          receivable    compensation      Stock      capital      stage        equity
                                         ------------    -----------    ---------  -----------  --------    ---------
At inception on August 26,
  2002, as restated for
  effect of reverse
  merger with Aussie Apparel
  (see Note  1 ) . . . . .                                                           $       -   $      -     $   1.000

Shares issued in connection
  with merger with Aussie
  Apparel, October 29,
  2002 (see Note 1 ). . .                                                                 2,711                   5,960

Shares issued for
  acquisition of tradenames
    (Note 7)                                                                          4,722,900               5,783,824

Net loss December, 31 2002                      -             -                 -             -     (136,061)  (136,061)
                               ---------  ----------  ------------       -----------    ---------   ---------  ---------

Balance at December 31, 2002                    -             -                 -     4,725,611     (136,061)  5,654,723

Shares issued for compensation
   and services. . . . . .                                                              854,670                  864,750
Shares issued to a foreign
   entity for resale ,
   and recorded
   on balance sheet as stock
   subscription receivable. . .            (112,500)                                    112,450                       -
Shares issued in connection
   with conversion of
   convertible debentures. . . .                                                         78,715                  78,750
Creation of stock option /
  deferred Compensation plan . .                        (2,784,600)                    2,784,600                       -

Shares issued for compensation
   and other services. . . . . .                                                         358,230                  363,113
Shares issued in connection with
   rescission of employee stock
   options .                                                                              47,068                   47,750
Shares issued  in connection
   with stock subscription . . . . . . .                                                  19,544                   19,600
Rescission of stock option / deferred
   compensation plan . . . . . . . . . .                 2,784,600                      (380,250)               2,404,350

Shares issued in connection with
     conversion.
     of series B preferred stock . . . .                                                    (554)                      -
Shares issued  in connection
   with stock subscription . . . . . .  .                                                229,648                  238,513
Shares issued as settlement
   of notes payable.. . . . . . . . .                                                     84,800                   88,000
Warrants issued in connection
    with license agreement. . .                                                          418,326                  418,326
Shares to be returned to
   Treasury pursuant to
   rescission agreement
   (Note 7). . . . . . . .                                                (5,288,824)                          (5,288,824)

Net loss September 30, 2003.                                                                        $(5,004,440) (5,004,440)
                                       ----------    -----------    --------  ---------  ----------  -----------  -----------
Balance at September 30,
2003. . . . . . . . . . .              $ (112,500)   $       -      $        (5,288,824)  9,332,858  $(5,140,501)   (115,389)


(1)  Description  of  Business:

                           ORGANIZATION AND BUSINESS:

Mercury Software, a Nevada corporation, was incorporated on January 29, 1997 and its name was changed to Medex Corp. on June 24, 2002. Aussie Apparel Group Ltd. ("Aussie Apparel" or "the Company"), a Nevada corporation, was incorporated on August 26, 2002. In October 2002, Medex Corp. issued an aggregate of 6,500,000 (pre-stock split) shares of its common stock to the shareholders of Aussie Apparel in connection with the merger of Aussie Apparel with Medex Corp., whose name was then changed to "Aussie Apparel Group Ltd" on October 21, 2002. Since the shareholders of Aussie Apparel became the controlling shareholders of MedEx after the exchange, Aussie Apparel was treated as the acquirer for accounting purposes. Accordingly, the financial statements as presented here are the historical financial statements of Aussie Apparel and include the transactions of Medex only from the date of acquisition, using reverse merger accounting. On June 19, 2003, the Company became a "Business Development Company" pursuant to applicable provisions of the Investment Company Act of 1940.

On June 15, 2003, the Company's Board of Directors approved the formation of a new company, Unboxed Distributions, Inc., into which the Company subsequently transferred all of its trade names and operations, including the Bluetorch license agreement, exchange for 100% of the common stock of Unboxed Distributions, Inc. Accordingly, Unboxed Distributions, Inc. is a wholly owned subsidiary of the Company and has been treated as such in these consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. Subsequently, in October 2003, the Company formed another new company, Total Sports Distribution, Inc., for the purpose of holding and operating "TSA," another brand name, newly licensed by the Company, subsequent to the balance sheet date.

The  Company's  name  was changed to Bluetorch, Inc. effective November 3, 2003.

The Company is currently a development stage enterprise under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7.

Bluetorch, Inc., and its subsidiaries have licensed brand names, which are focused on providing apparel to the action sports area, including surfing, wakeboarding, and skateboarding. The Company plans to develop high tech garments for athletes and participants in these sports as well as designing more casual lifestyle clothing aimed at a wider range of consumers. The Company plans to begin manufacturing & marketing under various brand names. And will market apparel to high end sporting goods stores, mid-tier department stores, as well as specialty chains. The "TSA" name, for which a license agreement (with option to purchase) was signed October 21, 2003, will be marketed to specialty shops and to high end sporting goods and specialty chains.

On April 7, 2003 the Company effected a 3 to 1 stock split, followed on May 27, 2003 by an additional 5 to 1 stock split. The accompanying financial statements have been restated to reflect these stock splits for all periods presented.

                          INTERIM FINANCIAL STATEMENTS:

The accompanying financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements should be read in conjunction with the financial statements included in the annual report of Bluetorch, Inc (formerly Aussie Apparel Group LTD) on Form 10-KSB for the year ended December 31, 2002.

                              GOING  CONCERN:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of September 30, 2003, the Company has generated no revenues and has incurred losses totaling $5,140,501 for the period from August 26, 2002 (inception) through September 30, 2003. Additionally, as of September 30, 2003 the Company has negative working capital of $450,715 and a stockholders' deficit of $115,389. These matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to take the following steps that it hopes will be sufficient to provide the Company with the ability to continue in existence.

On September 8, 2003 the Company's subsidiary, Unboxed Distribution, Inc., signed an agreement to license (with an option to purchase in 2006) the "Bluetorch" tradename for apparel and certain other product categories. The Company is focusing on development and launch of the "Bluetorch" tradename into the US domestic market and plans to begin shipping the "Blue Torch" brand to retail in the 4th quarter of 2003.

On June 19, 2003, the Company filed an Offering Circular which authorizes the Company to raise up to $3,000,000 via sale of its common stock. Through September 30, 2003, the Company has raised $433,000 against this limit, and an additional $237,500 through November 17, 2003.

In October 2003, the Company entered into an Investment Agreement pursunt to which an investment advisor agreed to purchase $1,800,000 of the Company's common stock over a 1 year period ending October 2004.

The Company has been working to acquire additional trade names. On October 21, 2003 the Company finalized an agreement to license (with an option to purchase) the "TSA" tradename; the Company plans to begin shipping TSA branded product in the 3rd quarter of 2004.

SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BASIC  AND  DILUTED  EARNINGS  (LOSS)  PER  SHARE:

Basic  earnings  (loss)  per  share  are determined by dividing the net earnings
(loss) by the weighted average shares of Common Stock outstanding during the period. Diluted earnings (loss) per share are determined by dividing the net earnings (loss) by the weighted average shares of Common Stock outstanding plus the dilutive effects of stock options, warrants, and other convertible securities. approximately 1,695,000 common stock equivalents, representing common shares eligible to be converted in relation to Preferred Stock, calculated using the market price on September 30, 2003, and options have been excluded from the calculation of diluted loss per share, as their effect would be anti-dilutive.

COMPREHENSIVE  INCOME:

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of September 30, 2003, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

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

(2)     Notes  Payable



Notes payable to four parties, payable on demand or by
  May 31 2005, issued in exchange for consulting
  and other services, carrying interest at 8% per annum  $  325,000
Plus accrued interest . . . . . . . . . . . . . . . . .  $   10,667
                                                         ----------
Total notes payable . . . . . . . . . . . . . . . . . .  $  335,667
                                                         ==========



(3)  Convertible  debenture  payable:

On April 1, 2003 the Company issued a $25,000 convertible debenture, convertible at holder's option into common shares at a price equal to the lesser of 75% of the lowest closing bid price over the 15 trading days prior to conversion, or 100% of the average closing prices bid over the 20 trading days prior to conversion. The debenture was repaid during the quarter ended September 30, 2003 and unamortized debt issue costs were charged to expense.

(4)  Stockholders'  Equity

During the nine months ended September 30, 2003, the Company issued 9,165,818 common shares, in exchange for which it received $251,013. An additional $7500, was received for shares which had not been issued as of September 30, 2003; this amount is reflected as a liability in the accompanying balance sheet.

During the nine months ended September 30, 2003, the Company issued 6,191,873 shares of common stock (adjusted for splits) to employees, consultants and other vendors for services, for $519,863, the market value of the shares on the dates issued. The total cost has been reflected in charges to the accompanying financial statements, as follows: $368,662 has been included in General and administrative expense; the balance of $151,201, representing the difference between the value of services rendered and the market value of shares issued, has been charged to shares issued at a discount in exchange for services.

During the nine months ended September 30, 2003, the Company issued 682,147 shares of common stock to five current, and former employees in exchange for their agreement to the rescission by the Company of 33,150,000 options (as adjusted for the 5:1 split which took effect May 21, 2003) which had been granted during the quarter ended March 31, 2003. The full $47,750 cost of these shares, at market value at date of issuance, has been charged to "write-off of deferred compensation" expense in the accompanying financial statements.

During the nine months ended September 30,2003, the Company issued 525,000 shares (as adjusted for splits) of common stock to former holders of convertible debentures, which had been converted to Series B Preferred Stock during the period from inception through December 31, 2002, in satisfaction for an offer of inducement to convert. $78,750, the market value of the shares on the date of issuance, has been reflected as debt conversion costs.

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

On June 18, 2003, the Company issued an aggregate of 10,000,000 of its Series C Preferred Shares to certain officers, directors, and consultants in exchange for services provided of $367,500, based on fair market value of the underlying common share.. The Series C Preferred Shares are convertible on a 1:1 basis into shares of the Company's common stock.

During the quarter ended September 30, 2003, 574,148 shares of common stock were issued in connection with a shareholder's election to convert 20,000 shares of Preferred Series B.

During the quarter ended September 30, 2003, 3,200,000 common shares were issued in satisfaction of notes payable of $88,000.

During the quarter ended September 30, 2003, with shareholder approval, the Company issued warrants for the purchase of 15 million shares of the Company's common stock at exercise prices ranging from $.05 to $.10 per share in connection with a licensing agreement (Note 6). The estimated value of the options totaled approximately $418,326 at the date of grant. The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest of 5.5%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 173.5%; and a term of 5 years. The value of the warrants was capitalized as Prepaid Licensing costs and is being amortized over the term of the License Agreement.

(5)  Rescission  of  Options

Previously, during the quarter ended March 31, 2003, the Company granted 33,150,000 options to employees (after giving effect to two forward splits), all of which would have vested March 2004 through March 2007. In accordance with APB 25, a $2,784,600 compensation cost was included in deferred compensation costs, to be recognized over the future vesting period.

During the quarter ended June 30, 2003, the Company obtained agreements from employees to rescind all of those options, in exchange for a lesser quantity of common shares to be issued immediately. Accordingly, the $2,784,600 option cost, previously deferred, has been charged to operations.

(6)     Commitments  &  Contingencies:  License  Agreement

As of September 8, 2003, the Company entered into a licensing agreement, pursuant to the terms of which it is required to pay royalties of 6% on net sales of Bluetorch branded merchandise. Minimum annual royalty payments are as
follow:  2004   $90,000;   2005   $180,000;   2006  $300,000.

(7)  Subsequent  Events

On October 21, 2003, the Company's newly formed subsidiary, Total Sport Distribution, Inc., executed a licensing agreement to manufacture and distribute apparel and various accessories bearing the "TSA " tradename. The agreement provides for a 4% royalty, with annual minimum royalty payments as follow: 2004 $28,000; 2005 $140,000; 2006 $320,000; and 2007 $520,000. An "up front" payment of $20,000, representing a prepayment against minimum royalties, is payable in installments through the 1st quarter of 2004.The agreement also grants the Company an option, exercisable through 2007, to purchase the tradename.

In December 2002 the Company acquired various trade names in exchange for cash, common stock, and Series A Preferred Stock, from Frontier Group, Ltd. The shares were issued but never delivered to the seller. The Company contends that the seller never delivered the proper items necessary to market the tradename. The Parties began conversations regarding amending the agreement during the quarter ended June 30, 2003. Subsequently, in November 2003, the Company has entered into a settlement agreement, pursuant to which that original agreement has been rescinded. Accordingly, the Company has returned all trademarks and related assets. Also, 28,200,000 of the Company's common shares plus 400,000 shares of the Company's Preferred Series A have been returned to Treasury with 3,300,000 common shares retained.

As the intent and economic substance of the settlement is in fact an unwinding of the original Purchase Agreement, all amounts have been reversed out at the amount at which they were originally recognized. Accordingly, as of September 30, 2003 the Company has provided for the net impact of this agreement as if it had been executed September 30, 2003. The entire value of the trademarks in question has been reversed, and $5,288,824 charged to equity as Treasury Shares receivable, pending November 2003, when the transaction was actually completed. $550,000 has been charged to operations in recognition of settlement expense for the original value of the 3,300,000 shares retained by Frontier.

During the period from October 1 2003 through November 11, 2003, the Company has issued 16,614,470 of its common shares, broken down as follows: 3,300,000 shares in connection with rescission of a trademark acquisition, as detailed above; 4,500,000 shares issued in repayment of $112,500 of previously issued notes payable; 2,414,470 issued in connection with conversion of 45,000 shares of the Company's Preferred Series B; and 6,400,000 in connection with investment agrements.


ITEM  2:  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

This information statement contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "predicts," "should," "expects," "plans," "anticipates," "believes," "estimates," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from these indicated by such forward-looking statements. These factors include but are not limited to economic conditions generally and in the industries in which Bluetorch, Inc may participate; competition within Bluetorch, Inc.'s chosen industry, including competition from much larger competitors; technological advances and failure by Bluetorch, Inc. to successfully develop business relationships.

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

CRITICAL  ACCOUNTING  POLICY  AND  ESTIMATES

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management will evaluate its estimates and judgments, including those related to revenue recognition, accrued expenses, financial operations, and contingencies and litigation. Management will base its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying value of the assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, such as the deferred tax asset valuation. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash totaling $18,928 as of September 30, 2003. Our other assets were prepaid expenses, comprised of prepaid licensing costs of $463,326. Total assets at September 30, 2003 were $482,254. At September 30, 2003 our total liabilities of $597,643 represented $228,476 of accounts payable, $26,000 of loans payable to related parties, notes payable of $335,667, and the obligation to issue securities in the amount of $7,500 representing the proceeds received from the private placement of our securities. net of shares previously issued. The proceeds of the shareholder loans were used both for working capital as well as for a partial payment against a trade name purchase (a purchase which was subsequently rescinded, as disclosed on the financial statements). Subsequent to September 30, 2003, the $335,667of notes payable was reduced $112,500 via issuance of common stock.

OUR  PLAN  OF  OPERATION  FOR  THE  NEXT  TWELVE  MONTHS

As of September 30, 2003, we have generated no revenue. We hope to generate revenue in the next twelve months by focusing on the launch of our newly acquired trade names. We plan to begin shipping the Bluetorch brand to retailers in the US market in the 4th quarter of 2003 and the TSA brand in the 3rd quarter of 2004.

In order to properly develop and market our new product lines, we have incurred additional expenses, which are reflected in our statement of operations for the nine months ended September 30, 2003. The operating loss of $5,004,440 for the nine months ended September 30, 2003 represents expenses including design and sampling costs of $124,285, sales and marketing of $153,322, general and administrative costs (including legal, accounting and compensation to the chief executive officer) totaling $404,069. Other expenses include investment banking and related services totaling $723,314, as well as $166,101, representing the cost of discounts given on shares issued during the period. This loss also includes other significant charges as follow: $78,750 resulting from the issuance of 525,000 shares of common stock in connection with the conversion of Debentures into Series B Preferred Stock; $2,784,600, related to the rescission of the Company's previously reported deferred compensation plan; $418,326 for the cost of common stock warrants issued in connection with the Company's obtaining a license, with option to buy, for a tradename; And $134,000 related to rescission of a trademark acquisition.

Failure to successfully market and promote our products would hinder our ability to increase the size of our operations and generate additional revenues. If we are not able to generate additional revenues adequate to cover increased operating costs, our business may ultimately fail.

We have cash equivalents of $18,928 as of September 30, 2003. Subsequent to September 30, 2003, the Company received proceeds of $209,350 from the sale of its securities. The Company has received commitments from third parties to raise additional capital from the sale of its securities. In the opinion of management, available cash is not sufficient to fund current operations. However, management believes that it can obtain adequate capital via issuance and sale of its securities.

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

                            AUSSIE APPAREL GROUP LTD.



November  19,  2003                            By:/s/  Bruce  MacGregor
                                            ---------------------------
                                           Bruce  MacGregor,  President