Form 10KSB
period 2003-12-31
AUSSIE APPAREL GROUP LTD
filed 2004-04-14
CIK 1084133

SECURITIES AND EXCHANGE COMMISION
                              WASHINGTON, DC 20549
                                  _____________
                                  -------------
                                    FORM 10-K

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31,2003

                                   000-1084133
                            (Commission File Number)

                                 Bluetorch, Inc.
               (Exact Name of Registrant as Specified in Charter)


                                   90-0093439
                        (IRS Employer Identification No.)

                                     Nevada
                          ----------------------------
                 (State or Other Jurisdiction of Incorporation)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S 8 is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendments to this Form 10 KSB. []

The issuer's revenue for the Fiscal Year ended December 31,2003 were $-0-. The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliated of the issuer as of December 31,2003, computed by reference to the market value of the registrant's common stock as reported by the over the counter bulletin board, was approximately $4,355,473.

As of December 31,2003, there were 191,453,037 shares of the issuer's common stock outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes  [] No [X]

PART  1
-------

     All shares and per share numbers for the Company's common stock set forth in this Annual Report give effect to a forward three-for-one (3-1) stock split which took effect on April 7,2003 and a forward five for one (5-1) stock split which took effect on May 27, 2003.

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

ITEM  1.        DESCRIPTION  OF  BUSINESS

A.     IN  GENERAL

Bluetorch, Inc. (the "Company"or "Bluetorch"), a Nevada corporation, was incorporated on January 29, 1997. The Company's name was changed to Medex Corp. on June 24,2002 and then to Aussie Apparel Group Ltd. on October 21,2002 and then to Bluetorch, Inc. on October 24, 2003.

     The Company has elected to be regulated as a business development company under the Investment Company Act of 1940. See "Certain Government Regulations".

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

      B.          OVERVIEW

Bluetorch is an emerging extreme sports investment company that is rapidly establishing itself as a one-stop shop in the extreme sports industry with a multi-branded portfolio. Through its two portfolio investments Unboxed
Distribution,  Inc.  ("Unboxed")  and  Total  Sports  Distribution, Inc. ("Total
Sports")  presently  markets  and  wholesales  three  brands.

The Company signed an acquisition agreement in December 2002 with Australian based Federation Group for the Hot Tuna, Xisle and Piranha Boy brands. (See "Certain Transactions") Bluetorch Inc. then spent most of 2003 restructuring its portfolio of apparel brands resulting in what Management believes is a far more valuable and better known group of labels. As a result, the Company rescinded its acquisition agreement for Hot Tuna, Xisle and Piranha Boy in November 2003 and assigned the rights for the three brands to Frontier International Holdings Pty. (See "Certain Transactions). In addition, the Company changed its name from Aussie Apparel Group Ltd. to Bluetorch in recognition of this brand restructuring and the inclusion of the Bluetorch brand as its premier, or high-end apparel brand, as well as its move away from its original portfolio of Australian brands. The Company has replaced the intended portfolio of brands of Hot Tuna, Xisle and Piranha Boy with the much more recognized (by consumers & retailers alike) stable of brands including Bluetorch , True Skate Apparel (TSABrand) and Airwalk .

Bluetorch also became a Business Development Corporation ("BDC") in order to better align its structure in terms of raising capital and its ability to make investments on behalf of its portfolio companies, or subsidiaries (formed in 2003), in order to enhance the value of Bluetorch. As of the end of 2003, Management has only assigned a value to one of its subsidiaries, Unboxed, as the Company made no investments in its other subsidiary, Total Sports until 2004.

Unboxed markets and wholesales Bluetorch branded apparel under a licensing agreement. In September 2003, Unboxed signed a licensing (with an option to acquire) agreement with Gotcha Brands, Inc. for the Bluetorch brand for apparel and certain other categories within the United States and Canada, with the first right of refusal for all other international markets. In addition, the Company acquired a first right of refusal to license Bluetorch worldwide on all product categories exclusive of media. (See "Certain Transactions") The Bluetorch name could potentially be utilized on accessories, video games, watches, sunglasses, entertainment and events, sports drinks and other consumer products and services identified with the extreme sports consumer.

Unboxed began shipping a limited number of Bluetorch branded apparel to retailers starting in January 2003. Beyond apparel, the Company's goal is to translate the Bluetorch brand name into a complete lifestyle brand focusing on an eclectic array of products for the core extreme sports enthusiast. The Bluetorch brand has a tremendous awareness among its target consumer audience as a result of the Bluetorch TV series that runs on Fox Sports Net.
On March 6, 2004, Unboxed signed a letter-of-intent with Australian based Dome Exchange Pty to license the "Aztec Rose" junior's apparel brand for the North
American market. Assuming the Company can finalize a definitive agreement, the Company is hopeful of shipping a limited portion of the line to retail in time for the Holiday 2004 season.

Total Sports markets and wholesales True Skate Apparel (TSABrand) and Airwalk apparel, both under separate licensing agreements. On January 10, 2004, Total Sports entered into a license agreement (with an option to purchase) with Krash Distribution Inc. to license the True Skate Apparel (TSABrand) name for apparel and accessories in the United States, Canada and Mexico, with an option for international markets outside of Australia and Japan. (See "Certain Transactions")

 Total Sports will begin shipping TSABrand apparel to U.S. retailers in the second quarter of 2004. After ten years of distribution in core skate shops, TSABrand is targeted for expansion by Total Sports into better department stores and upper-end sporting goods retailers in addition to the core shops. Management feels this will result in greater revenue potential long term as compared to the brand's historical revenue levels.

On February 19, 2004, Total Sports signed a definitive agreement with Collective Licensing International LLC to license the Airwalk brand for apparel in the United States market. (See "Certain Transactions") Airwalk is the second most recognized action sports brand among consumers in the U.S. Total Sports will target mid-tier department stores and sporting goods chains with its Airwalk apparel.

Management has a well-defined growth strategy focused on licensing, product diversification, and a marketing program that encompasses the entire spectrum of the extreme sports community. The Company's management philosophy is based on establishing sound fundamentals, which over time will produce consistent earnings for the shareholders. The business model is directed towards the extreme sports arena, one of the fastest-growing segments in both the sporting goods and apparel industries. The business strategy also calls for further acquisitions and/or licensing agreements that can contribute to an expansion of distribution channels, which in turn can contribute growth in revenues and earnings.

The extreme sports arena is one of the fastest growing segments in both the sporting goods and apparel industries. The Company will continue to look at opportunities to expand into new distribution channels and into new product categories, all within the extreme sports framework. New product categories could include bags, sunglasses, video games, and watches. The Company will also look at the whole extreme sports events and entertainment arena as possible areas of synergy.


      C.          MARKET

     The Bluetorch brand's targeted distribution is high-end specialty shops that cater to the core consumer that participates in extreme sports. This brand will be supported by a grass roots campaign combined in the future with a vertical advertising campaign. TSABrand's target distribution is somewhat broader in that it will be sold to better department stores and sport goods retailers as well as specialty shops. The Airwalk brand is targeted to the larger mid-tier department store and sport goods trade.

     According to Sporting Goods Intelligence, the estimated size of the U.S. sports apparel market at wholesale in 2002 was $19 billion. The National Sporting Goods Association and American Sports Data (in 1991) stated that the five-year growth of snowboarding and skateboarding was a plus 53.6% and 102.2% respectively. This compared with basketball and football that both showed declines of 9.6% each.

     Management feels that extreme sports will continue to grow in popularity and further influence fashion trends as they are well on their way to becoming a mainstream part of society. The Company points to the inclusion of snowboarding in the last Winter Olympics for the first time as well as the X-Games on ESPN and Bluetorch TV on Fox Sports Net as other examples of the sports collective popularity. The commercial success of such brands as Quiksilver and Billabong as well as retailers like Pacific Sunwear are further indications of growth of the extreme sports lifestyle.

D.          MANAGEMENT  &  STAFFING

     In January 2004, Bluetorch hired Scott Battenburg as its new Chief Financial Officer. Mr. Battenburg came to the Company from the Virgin Entertainment Group in Los Angeles where he served as Head of Finance. Previous to joining the Company in a management capacity, Mr. Battenburg served on Bluetorch Inc.'s board of directors. On January 26, 2004 the Company appointed Read Worth, a long-time apparel industry executive, to replace Mr. Battenburg on the board of directors.

     At the end of January 2004, the Company announced the hiring of two veteran extreme sports apparel designers, Chadd Godfrey and Pamela Zoolalian. In March 2004, the Company also hired a production manager, Fred Godshall. Management feels that these collective hirings have dramatically increased the Company's in-house capabilities as it pertains to design, development, sourcing (delivery and margins) and quality control. The accurate trendiness and quality of the Company's various apparel lines are essential to the Company's overall success.

E.     DESIGN  &  PRODUCTION

     The Company employs two designers and a Production Manager through its two subsidiaries. They work with contract manufacturers, both domestically for t-shirts and sweatshirts, and overseas for wovens, knits, denim and technical outerwear. The Company has differing relationships with their various contractors regarding the terms on production. Presently, the terms range from payment upon receipt to letter-of-credit requirements thirty days prior to receipt of goods. Management is committed to the timely delivery of quality and trend correct product that result in sufficient margins and will continue to invest in the infrastructure to ensure positive results in this area.

F.     SALES

Both of the Company's subsidiaries, Unboxed and Total Sports employ independent sales agencies and/or sales representatives around the country. With the restructuring of the portfolio of brands, the Company has been able to also attract a much higher quality of sales professional based on the better known Bluetorch, TSABrand and Airwalk labels. Unboxed has shipped a limited amount of domestically made Bluetorch branded product to retailers in the US market in the 1st quarter of 2004. This product includes young men's t-shirts and sweatshirts that are embroidered and/or screened. Unboxed will begin shipping similar Bluetorch branded product for junior's in the 2nd quarter. Additionally, Unboxed is now selling a much broader apparel range for July 2004 delivery that includes all of the lines foreign sourced apparel items including wovens, knits and denim.

Total Sports plans to begun shipping the TSABrand apparel in the 2nd quarter of 2004. This product is a carryover line and the first line to be designed and developed by us in now being sold for July 2004 delivery. Total Sports is also optimistic that the addition of the Airwalk brand will contribute in a meaningful way to that Company's growth. The license for Airwalk apparel allows Total Sports to commence shipping to retailers in July of 2004. Of all the brands currently in our portfolio, we are projecting Airwalk to contribute the greatest level of revenue in 2004. In particular, the Company is upbeat about the potential of the Airwalk brand's technical snowboarding apparel to be delivered in the 3rd quarter of 2004.

The Total Sports sales force is now selling TSABrand and Airwalk apparel product for 2nd half 2004 delivery.

The independent sales representatives and/or agencies are compensated on a commission basis, the percentage ranging from 3% to 7%, depending on the brand and account base.

The Company is optimistic that with a greater quality sales force, a collective 2nd half product line (of both subsidiaries) that has quadrupled in size as compared to the 1st half offering, that 2nd half sales will be substantially stronger than the 1st half. The Company is in fact projecting that the bulk of 2004 revenues will come in the 2nd half of 2004.


CERTAIN  GOVERNMENT  REGULATIONS

We operate in a highly regulated environment. The following discussion generally summarizes certain government regulations.

BUSINESS DEVELOPMENT COMPANY. A business development company is defined and regulated by the 1940 Act. A business development company must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A business development company may use capital provided by public shareholders and from other sources to invest in long-term, private investments in businesses. A business development company provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

As a business development company, we may not acquire any asset other than "qualifying assets" unless, at the time we make the acquisition, the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are:

- Securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company;

- Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants or rights relating to such securities; and

- Cash, cash items, government securities or high quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment.

An eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a business development company); and

- Does not have a class of securities registered on an exchange or a class of securities with respect to which a broker may extend margin credit;

- Is actively controlled by the business development company and has an affiliate of a business development company on its board of directors; or

- Meets such other criteria as may be established by the SEC. Control under the 1940 Act is presumed to exist where a business development company beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

To include certain securities described above as qualifying assets for the purpose of the 70% test, a business development company must make available to the issuer of those securities significant managerial assistance such as providing significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company or making loans to a portfolio company. We offer to provide managerial assistance to each of our portfolio companies.

As a business development company, we are entitled to issue senior securities in the form of stock or senior securities representing indebtedness, including debt securities and preferred stock, as long as each class of senior security has an asset coverage of at least 200% immediately after each such issuance. See "Risk Factors."

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC.

We are periodically examined by the SEC for compliance with the 1940 Act. As with other companies regulated by the 1940 Act, a business development company must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to the Company or our shareholders arising from willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.

We maintain a code of ethics that establishes procedures for personal investment and restricts certain transactions by our personnel. Our code of ethics generally does not permit investment by our employees in securities that may be purchased or held by us. The code of ethics is filed as an exhibit to our registration statement, which is on file at the SEC. You may read and copy the code of ethics at the SEC's Public Reference Room in Washington, D.C. You may obtain information on operations of the Public Reference Room by calling the SEC at (202) 942-8090. In addition, the code of ethics is available on the EDGAR Database on the SEC Internet site at http://www.sec.gov. You may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing to the SEC's Public Reference Section, 450 5th Street, NW, Washington, D.C. 20549. As a business development company under the 1940 Act, we are entitled to provide loans to our employees in connection with the exercise of options. However, as a result of provisions of the Sarbanes-Oxley Act of 2002, we are prohibited from making new loans to, or materially modifying existing loans with, our executive officers in the future.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of a "majority of the outstanding voting securities," as defined in the 1940 Act, of our shares. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company's shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy or (ii) more than 50% of the outstanding shares of such company. Since we made our business development company election, we have not made any substantial change in the nature of our business.

We fund new investments using cash, through the issuance of our common equity, the reinvestment of previously accrued interest and dividends in debt or equity securities, or the current reinvestment of interest and dividend income through the receipt of a debt or equity security (payment-in-kind income). From time to time, we may also opt to reinvest accrued interest receivable in a new debt or equity.

VALUATION METHODOLOGY. We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized gains or losses being recognized. At December 31, 2003, approximately 99% of our total assets represented portfolio investments recorded at fair value. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistently applied valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we are required to specifically value each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the company does not currently support the cost of our debt or equity investment. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. Changes in fair value are recorded in the statement of operations as unrealized gains and losses.

As a business development company, we invest in liquid securities including debt and equity securities of primarily private companies. The structure of each private finance debt and equity security is specifically negotiated to enable us to protect our investment and maximize our returns. We include many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. Our investments are generally subject to restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition, and market changing events that impact valuation.

Valuation Methodology - Private Finance. Our process for determining the fair value of a private finance investment begins with determining the enterprise value of the portfolio company. The fair value of our investment is based on the enterprise value at which the portfolio company could be sold in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The liquidity event whereby we exit a private finance investment is generally the sale, the recapitalization or, in some cases, the initial public offering of the portfolio company.

There is no one methodology to determine enterprise value and, in fact, for any one-portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To determine the enterprise value of a portfolio company, we analyze its historical and projected financial results. We generally require portfolio companies to provide annual audited and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year. Typically in the private equity business, companies are bought and sold based upon multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value. The private equity industry uses financial measures such as EBITDA or EBITDA (Earnings Before Interest, Taxes, Depreciation, Amortization and, in some
           -       -          -       -              -
instances,  Management  fees) in order to assess a portfolio company's financial
            -
performance and to value a portfolio company. EBITDA and EBITAM are not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States of America and such information should not be considered as an alternative to net income, cash flow from operations, or any other measure of performance prescribed by accounting principles generally accepted in the United States of America. When using EBITA to determine enterprise value, we may adjust EBITA for non-recurring items. Such adjustments are intended to normalize EBITA to reflect the portfolio company's earnings power. Adjustments to EBITDA may include compensation to previous owners, acquisition, recapitalization, or restructuring related items or one-time non-recurring income or expense items.

In determining a multiple to use for valuation purposes, we look to private merger and acquisition statistics, discounted publicly trading multiples or industry practices. In estimating a reasonable multiple, we consider not only the fact that our portfolio company may be a private company relative to a peer group of public comparables, but we also consider the size and scope of our portfolio company and its specific strengths and weaknesses. In some cases, the best valuation methodology may be a discounted cash flow analysis based on future projections. If a portfolio company is distressed, a liquidation analysis may provide the best indication of enterprise value.

COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002 AND NYSE CORPORATE GOVERNANCE REGULATIONS. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

- Our chief executive officer and chief financial officer must now certify the accuracy of the financial statements contained in our periodic reports;

- Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

- Our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

- We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

The Sarbanes-Oxley Act has required us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

CODE  OF  ETHICS,  AUDIT  COMMITTEE  CHARTER  AND  INVESTMENT  COMMITTEE CHARTER

     The Board of Directors of the Company adopted a Code of Ethics, and Audit Committee Charter and an Investment Committee Charter, all effective as of August 27, 2003.

     The Code of Ethics in general prohibits any officer, director or advisory person (collectively, "Access Person") of the Company from acquiring any interest in any security which the Company (i) is considering a purchase or sale thereof, (ii) is being purchased or sold by the Company, or (iii) is being sold short by the Company. The Access Person is required to advise the Company in writing of his or her acquisition or sale of any such security.

     The primary responsibility of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Company's Board of Directors and report the result of their activities to the Board. Such responsibilities shall exclude but shall not be limited to, the selection, and if necessary the replacement of the Company's independent auditors, review and discuss with such independent auditors and the Company's internal audit department (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and
(iii) the results of the annual audit, including the financial statements to be included in the Company's annual report on Form 10-K. Shane Traveller, an independent director, has been designated the Audit Committee's "financial expert".

     The Investment Committee shall have oversight responsibility with respect to reviewing and overseeing the Company's contemplated investments and portfolio companies and investments on behalf of the Board and shall report the results of their activities to the Board. Such Investment Committee shall (i) have the ultimate authority for and responsibility to evaluate and recommend investments, and (ii) review and discuss with management (a) the performance of portfolio companies, (b) the diversity and risk of the Company's investment portfolio, and, where appropriate, make recommendations respecting the role or addition of portfolio investments and (c) all solicited and unsolicited offers to purchase portfolio companies.

     The members of the Audit Committee and the Investment Committee are Shane Traveller and Read Worth, both independent directors of the Company.

RISK  FACTORS

Investing in the Company involves a number of significant risks relating to our business and investment objective. As a result, there can be no assurance that we will achieve our investment objective. In addition to the risk factors described below, other factors that could cause actual results to differ materially include:

- The ongoing global economic downturn, coupled with war or the threat of war;

- Risk associated with possible disruption in our operations due to terrorism;

-     Future  regulatory  actions  and  conditions  in  our operating areas; and

- Other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

INVESTING IN PRIVATE COMPANIES INVOLVES A HIGH DEGREE OF RISK. Our portfolio consists of primarily long-term loans to and investments in private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. There is generally no publicly available information about the companies in which we invest, and we rely significantly on the diligence of our employees and agents to obtain information in connection with our investment decisions. In addition, some smaller businesses have narrower product lines and market shares than their competition, and may be more vulnerable to customer preferences, market conditions or economic downturns, which may adversely affect the return on, or the recovery of, our investment in such businesses.

OUR PORTFOLIO OF INVESTMENTS IS ILLIQUID. We generally acquire our investments directly from the issuer in privately negotiated transactions. The majority of the investments in our portfolio are typically subject to restrictions on resale or otherwise have no established trading market. We typically exit our investments when the portfolio company has a liquidity event such as a sale, recapitalization, or initial public offering of the company. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. In addition, if we were forced to immediately liquidate some or all of the investments in the portfolio, the proceeds of such liquidation would be significantly less than the current value of such investments. Substantially all of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there is uncertainty regarding the value of our portfolio investments. At December 31, 2003, approximately 98% of our total assets represented portfolio investments recorded at fair value. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our board of directors on a quarterly basis. Since there is typically no readily ascertainable market value for the investments in our portfolio, our board of directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment on a quarterly basis, and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the company does not currently support the cost of our debt or equity investment. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

We will adjust quarterly the valuation of our portfolio to reflect the board of directors' determination of the fair value of each investment in our portfolio. Any changes in estimated fair value will be recorded in our statement of operations as "Net unrealized gains (losses)."

OUR COMMON STOCK PRICE MAY BE VOLATILE. The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

- Price and volume fluctuations in the overall stock market from time to time;

- Significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

- Volatility resulting from trading in derivative securities related to our common stock including puts, calls, long-term equity anticipation securities, or LEAPs, or short trading positions;

- Changes in regulatory policies or tax guidelines with respect to business development companies or regulated investment companies;

- Actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

-     General  economic  conditions  and  trends;

-     Loss  of  a  major  funding  source;  or

-     Departures  of  key  personnel.

Recently, the trading price of our common stock has been volatile. Due to the continued potential volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources from our business.



ITEM  2.         DESCRIPTION  OF  PROPERTY.

     The Company currently leases 500 square feet of office space in Long Beach, California at a monthly rental of $200. The lease is on a month-to-month basis. In March 2004, the Company entered into a four-month lease for 2,526 square feet of office space located in Cerritos, California. The lease became effective on April 1, 2004 at a monthly rate of $2,778.00.

ITEM  3.           LEGAL  PROCEEDINGS.

     NONE.

ITEM  4.             Submission  of  Matters  to  a  Vote  of  Security Holders.

     NONE.

PART  II
--------

ITEM  5.           MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
                         MATTERS.

     The Company's common stock is traded in the over-the-counter bulletin board stock market under the symbol "BTOR".

     The high and low closing bid and asking prices for the fiscal years 2001 and 2002 and for the period ending March 31,2004, are as follows:


Year                                       Quarter
----                                       -------
                                 CLOSING  BID   CLOSING  ASK

2001 . . . . . . . . . . . . . .  HIGH   LOW    HIGH   LOW
------                           -----  -----  -----  -----

JAN. 2
THRU . . . . . . . . . . . . . .   22.5      3     45  24.75
JAN. 8

JAN. 9
THRU . . . . . . . . . . . . . .   2.25  0.625     12    1.5
MAR. 30
( After a 15 for 1 split )

APR. 2
THRU . . . . . . . . . . . . . .    5.50   1.00     9    2.50
Jun-04

July-04
THRU . . . . . . . . . . . . . .      5    0.9    8.5    1.4
SEPT. 28

OCT. 1
THRU . . . . . . . . . . . . . .    0.9    0.2    1.4   0.75
DEC. 31

2002
------

JAN. 2
THRU . . . . . . . . . . . . . .   0.35    0.2    0.9   0.51
MAR. 28

APR. 1
THRU . . . . . . . . . . . . . .   0.35   0.35   1.01   0.75
APR. 12

APR. 15
THRU . . . . . . . . . . . . . .    4.5    2.5   5.25    3.5
June-04
(After a 1 for 10 reverse split)

July-04
THRU . . . . . . . . . . . . . .    4.5   1.75    5.1      2
SEPT. 30

OCT. 1
THRU . . . . . . . . . . . . . .    2.5      1    2.9    1.2
DEC. 31

2003
------

JAN. 2
THRU . . . . . . . . . . . . . .   2.28   1.75    2.5    2.1
MAR. 31

APR. 1
THRU
APR.  4. . . . . . . . . . . . .   1.55   1.40   1.70   1.62

APR. 7
THRU
May-04 . . . . . . . . . . . . .   0.75   0.35   1.00   0.37
(After a 3 for 1 split)

May-04
THRU
June-04. . . . . . . . . . . . .   0.09   0.05  0.095  0.055
(After a 5 for 1 split)

July-04
THRU
SEPT. 30 . . . . . . . . . . . .  0.075  0.026   0.08  0.029

OCT. 1
THRU
DEC. 31. . . . . . . . . . . . .  0.042  0.024  0.045  0.026

JAN.   2
THRU
MAR. 31. . . . . . . . . . . . .  0.044  0.024  0.045  0.026

     As of March 31,2004, there were approximately 227,785,657 shares of common stock issued and outstanding held by approximately 423 shareholders of record.


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

ITEM  6.               Selected  Financial  Data


The following table sets forth selected finacial data as of and for each of the two fiscal years ended December 31, 2003 and is derived from the Company's audited financial statements . The data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Fianancial Statements appearing elsewhere herin and in "Item - 7
Management's  Discussion  And  Analysis  Or  Plan  Of  Operation"


                                               Year Ended December 31
                                                       2003          2002
                                    ------------------------  ------------

Revenue. . . . . . . . . . . . . .  $                     -   $         -
Operating Income/(Loss). . . . . .  $            (5,232,485)  $  (136,061)
Net Income/(Loss). . . . . . . . .  $            (5,232,485)     (136,061)
Loss per share, basic and diluted.  $                 (0.03)  $     (0.01)
Weighted average number of shares
  outstanding. . . . . . . . . . .              180,828,591    24,295,762
Working capital (deficit). . . . .  $              (131,639)  $  (379,101)
Total Assets . . . . . . . . . . .  $                     -   $         -
Long Term Debt . . . . . . . . . .  $                     -   $         -
Total Shareholders equity(deficit)  $               427,766   $ 5,654,723




ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Critical  Accounting  Policy  and  Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management will evaluate its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management will base its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, such as the investment in portfolio companies and deferred tax asset valuation. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003
..

Liquidity  and  Capital  Resources.

We had cash totaling $517 as of December 31, 2003. Our other assets consist of investments in Portfolio Companies (specifically Unboxed) of $559,405. Total assets at December 31, 2003 were $559,922. At December 31, 2003 our total liabilities of $132,156 represented $106,156 of accounts payable and $26,000 of loans payable to related parties.

Our  Plan  of  Operation  for  the  Next  Twelve  Months.

While we were prepared to ship a limited amount of Bluetorch branded product in time for Holiday 2003, retailers asked that the goods be shipped in 2004 rather than mid December. Therefore, as of December 31, 2003, we have generated no revenue. We hope to generate revenue in the next twelve months by focusing on the launch of our newly formed portfolio companies. The vast majority of the portfolio companies revenue will come in the 2nd half of 2004 as the collective apparel product assortment of all the brands, Bluetorch , True Skate Apparel (TSABrand) and Airwalk offered for delivery in the 2nd half will more than quadruple as compared to the offering for 1st half 2004 delivery. Additionally, we are still committed to looking for other acquisition and/or licensing opportunities that could still potentially impact 2004 revenues. In March of 2004, we did sign a letter-of-intent to license and distribute the Australian based Aztec Rose junior's label for North America. Assuming we can move to a definitive agreement, we are hopeful that we can deliver a limited product line to retail in time for the Holiday 2005 season.

Unboxed has shipped a limited amount of domestically made Bluetorch branded product to retailers in the US market in the 1st quarter of 2004. This product includes young men's t-shirts and sweatshirts that are embroidered and/or screened. We will begin shipping similar Bluetorch branded product for junior's in the 2nd quarter. We are now selling a much broader apparel range for July 2004 delivery that includes all of the lines foreign sourced apparel items including wovens, knits and denim.

Total Sports plans to begun shipping the TSABrand apparel in the 2nd quarter of 2004. This product is a carryover line and the first line to be designed and developed by us in now being sold for July 2004 delivery.

Total Sports is also optimistic that the addition of the Airwalk brand will contribute in a meaningful way to that Companies growth. Our license for Airwalk apparel allows us to commence shipping to retailers in July of 2004. Of all the brands currently in our portfolio, we are projecting Airwalk to contribute the greatest level of revenue in 2004.

As stated previously, the collective product offering for delivery in the 2nd half of 2004 is significantly greater as compared to the first half. Add to that, our intention to round out and finalize the respective sales forces for all the brands by the end of April, and the number of accounts we are shipping to will dramatically increase between now and the end of the year.

In order to properly develop and our new portfolio companies, we have incurred additional expenses, which are reflected in our statement of operations for the year ended December 31, 2003. The operating loss of $5,232,485 for the year ended December 31, 2003 represents expenses including design and sampling costs of $138,985 related to efforts prior to commencement as a BDC, sales and marketing of $153,322, general and administrative costs (including legal, accounting and compensation to the chief executive officer) totaling $502,439. Other expenses include investment banking and related services totaling $731,362 as well as $290,701, representing the expense related to discounts given on shares issued during the period. This loss also includes other significant charges as follows: $78,750 resulting from the issuance of 525,000 shares of common stock in connection with the conversion of Debentures into Series B Preferred Stock; $2,784,600, related to the rescission of the Company's previously reported deferred compensation plan; $418,326 for the cost of common stock warrants issued in connection with Unboxed Distributions, Inc. obtaining a license, with option to buy, for the Bluetorch tradename; and $134,000 related to rescission of a trademark acquisition.

Failure to successfully develop our portfolio companies would hinder the Company's ability to increase the size of our operations and realize asset appreciation. If we are not able to generate additional revenues adequate to cover increased operating costs, our business may ultimately fail.

The Company has cash equivalents of $517 as of December 31, 2003. Subsequent to December 31, 2003, the Company received proceeds of $287,350 from the sale of its securities. The Company has received commitments from third parties to raise additional capital from the sale of its securities. In the opinion of management, available cash is not sufficient to fund current operations. However, management believes that it can obtain adequate capital via issuance and sale of its securities.

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




Item  7A.  Quantitative  and  Qualitative  Disclosure  about  Market  Risk
--------------------------------------------------------------------------

Our business activities contain elements of risk. We consider the principal types of risk to be portfolio valuations and fluctuations in interest rates. We consider the management of risk essential to conducting our businesses. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

As a business development company, we invest in illiquid securities including debt and equity securities of primarily private companies and non-investment grade CMBS. Our investments are generally subject to restrictions on resale and generally have no established trading market. We value substantially all of our investments at fair value as policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which we invest. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. We will record unrealized depreciation on investments when we believe that an equity security is doubtful, or when the enterprise value of the company does not currently support the cost of our debt or equity investment. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. The values of the investments in public securities are determined using quoted market prices discounted for restrictions on resale. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

In addition, the illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. In addition, if we were forced to immediately liquidate some or all of the investments in the portfolio, the proceeds of such liquidation would be significantly less than the current value of such investments.

Because we may borrow money to make investments, our net investment income before net realized and unrealized gains or losses, or net investment income, is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which would reduce our net investment income. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities.


ITEM  8.              Financial  Statements.



                          INDEPENDENT AUDITORS' REPORT

To  the  Board  of  Directors  and  Stockholders
Bluetorch,  Inc.
Long  Beach,  California

We have audited the accompanying balance sheets of Bluetorch, Inc. as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2003 and from inception on August 26, 2002, through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed more fully in Note 1 to the financial statements, securities amounting to $559,405 (99.9% of net assets) at December 31, 2003 have been valued at fair value as determined by the Board of Directors. We have reviewed the procedures applied by the directors in valuing such securities and have inspected underlying documentation; while in the circumstances the procedures appear to be reasonable and the documentation appropriate, determination of fair values involves subjective judgment which is not susceptible to substantiation by auditing procedures.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bluetorch, Inc. as of December
31, 2003 and 2002 and the results of its operations and its cash flows for the year ended December 31, 2003 and from inception on August 26, 2002, through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, As of December 31, 2003, the Company has generated no revenues and has incurred losses totaling $5,368,546 for the period from August
26, 2002 (inception) through December 31, 2003. These items raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Santa  Monica,  CA
April  9,  2004



                                           BLUETORCH,  INC,
                                     BALANCE SHEET - DECEMBER 31


                                                                              2003         2002

ASSETS

  Investment in Portfolio Companies . . . . . . . . . . . . . . . . .  $   559,405   $        -

  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          517          912

  Tradenames. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -    6,033,824
                                                                       ------------  -----------

                                                                       $   559,922   $6,034,736
                                                                       ============  ===========


        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .  $   106,156   $  129,013
  Deposits Payable. . . . . . . . . . . . . . . . . . . . . . . . . .            -      225,000
  Loans payable, related parties. . . . . . . . . . . . . . . . . . .       26,000       26,000
                                                                       ------------  -----------

          Total current liabilities . . . . . . . . . . . . . . . . .      132,156      380,013
                                                                       ------------  -----------

STOCKHOLDERS' EQUITY:
  Preferred Series A, $.001 par value; 400,000 shares issued
    and outstanding . . . . . . . . . . . . . . . . . . . . . . . . .            -    1,058,824
  Preferred Series B, $.001 par value; 480,000 shares issued
    and outstanding . . . . . . . . . . . . . . . . . . . . . . . . .          480          610
  Preferred Series C, $.001 par value; 10,000,000 shares issued
    and outstanding . . . . . . . . . . . . . . . . . . . . . . . . .       10,000            -
  Common Stock, $.001 par value;950,000,0000 shares
    authorized; 191,453,037 shares issued and 190,372,632 outstanding       56,377        5,739
  Common stock subscriptions receivable . . . . . . . . . . . . . . .     (112,500)           -
  Additional Paid in Capital. . . . . . . . . . . . . . . . . . . . .    5,841,955    4,725,611
  Deficit accumulated during the development stage. . . . . . . . . .   (5,368,546)    (136,061)
                                                                       ------------  -----------

          Total stockholders' equity. . . . . . . . . . . . . . . . .      427,766    5,654,723
                                                                       ------------  -----------

                                                                       $   559,922   $6,034,736
                                                                       ============  ===========



                                              BLUETORCH, INC,
                                           SCHEDULE OF INVESTMENTS

                            DESCRIPTION     PERCENT               FAIR
COMPANY. . . . . . . . . .  OF BUSINESS     OWNERSHIP   COST      VALUE          AFFILIATION

Unboxed Distribution, Inc.  Extreme Sports        100%  $559,405  $559,405  (1)  Yes
                            Apparel


     (1)  Fair  value  determined by the Company's Board of Directors base on the actual cost  of  investment.

          See  also  Note  2  for  further  explanation  on  the  Company's  methods  of determining  fair  values.




                                 BLUETORCH, INC,

                             STATEMENT OF OPERATIONS




                                    FOR THE               FROM INCEPTION ON
                                    YEAR                  AUG 26, 2002
                                    ENDED                 THROUGH
                                    DECEMBER  31, 2003    DECEMBER  31, 2002
                                    --------------------  --------------------


INCOME . . . . . . . . . . . . . .  $                 -   $                 -
                                    --------------------  --------------------

EXPENSES -
  general and administrative . . .           (5,232,485)           (136,061)
                                    --------------------  --------------------

          Total expenses . . . . .           (5,232,485)           (136,061)
                                    --------------------  --------------------

NET LOSS . . . . . . . . . . . . .  $        (5,232,485)  $        (136,061)
                                    ====================  ====================


BASIC AND DILUTED - loss per share                (0.03)                (0.06)
                                    ====================  ====================

WEIGHTED AVERAGE COMMON SHARES -
  basic and diluted. . . . . . . .          180,828,591            24,295,762
                                    ====================  ====================



                              BLUETORCH,  INC.
                      (FORMERLY AUSSIE APPAREL GROUP, LTD.)
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE PERIOD FROM INCEPTION ON
                   AUGUST 26, 2002 THROUGH DECEMBER 31, 2003

                                              Series  A          Series B             Series C
                                              Preferred Stock    Preferred Stock      Preferred Stock    Common Stock
                                              -----------------  -----------------    ----------------   -------------
                                              Shares    Amount   Shares     Amount     Shares   Amount    Shares     Amount
                                              -------  -------   ------   --------    -------  -------   --------  ----------
At inception on August 26, 2002, as
  restated for effect of reverse
  merger with Aussie Apparel and stock splits
  (see Note  1 ) . . . . . . . . . . . . . .      -   $      -       -     $    -          -   $    -    97,500,000   $ 1,000

Shares issued in connection with
  merger with Aussie Apparel,
  October 29, 2002 (see Note 1 ) . . . . . .      -          -    610,000     610          -        -    39,590,430     2,639

Shares issued for acquisition
  of tradenames (Note 7) . . . . . . . . . .  400,000  1,058,824                                         31,500,000     2,100

Net loss December, 31 2002 . . . . . . . . .       -          -        -        -           -        -           -          -
                                              -------  --------   ------   --------    -------  -------  ----------    ------

Balance at December 31, 2002 . . . . . . . .  400,000  1,058,824  610,000     610           -        -  168,590,430     5,739


Preferred and Common shares
    issued for compensation,
   services and in connection with
   rescission of employee stock options. . .                                          10,000,000  10,000   6,191,873     4,963
Shares issued to a foreign
   entity for resale , and recorded
   on balance sheet as stock
   subscription receivable . . . . . . . . .                                                                750,000        50
Shares issued in connection
   with conversion of
   convertible debentures. . . . . . . . . .                                                                525,000        35
Creation of stock option / deferred
  Compensation plan

Shares issued in connection
    with rescission
   of employee stock options . . . . . . . .                                                                682,147       682
Shares issued in connection
    with stock subscription. . . . . . . . .                                                             18,545,818    18,321
Rescission of stock option / deferred
   compensation plan
Issuance of convertible debenture
   with beneficial conversion feature. . . .

Shares issued in connection
     with conversion
     of series B preferred stock . . . . . .                     (130,000)   (130)                         5,087,364    5,087
Shares issued  in settlement
     of notes payable. . . . . . . . . . . .                                                              18,200,000   18,200

Warrants issued in connection
    with license agreement/
    option purchase agreement
Shares cancelled in connection
    with recession of trademark
    acquisition. . . . . . . . . . . . . .  (400,000)(1,058,824)                                         (31,500,000)

Shares  issued  as  settlement
   expense  in  relation  to
   rescission  of  trademark
    acquisition . . . . . . . . . . .. . .                                                                 3,300,000    3,300

Net loss December 31, 2003
                                              -------  --------   ------   --------  ---------  --------  -----------   ------
Balance at December 31, 2003. . . . . . . .        -   $      -   480,000   $   480   10,000,000 $10,000  190,372,632  56,377




                              BLUETORCH,  INC.
                      (FORMERLY AUSSIE APPAREL GROUP, LTD.)
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE PERIOD FROM INCEPTION ON
                   AUGUST 26, 2002 THROUGH DECEMBER 31, 2003

                                                                                          Deficit
                                                                                          accumulated
                                       Less stock .  Stock optns  Treasury    Additional  during the   Total
                                       subscription  /deferred    stock       paid-in     development  stockholders'
                                       receivable .  comp'sation  receivable  capital     stage        equity
At inception on August 26, 2002, as
  restated for effect of reverse
  merger with Aussie Apparel and
  stock splits (see Note  1 ). . . . . . . .      -   $      -       -     $       -      $      -      $   1,000

Shares issued in connection with
  merger with Aussie Apparel,
  October 29, 2002 (see Note 1 ) . . . . . .                                    2,711                       5,960

Shares issued for acquisition
  of tradenames . . . . . . . . . . . . . .                                 4,722,900                   5,783,824


Net loss December, 31 2002 . . . . . . . . .       -          -        -           -        (136,061)    (136,061)
                                              -------  --------   ------     --------       ---------    ---------

Balance at December 31, 2002 . . . . . . . .       -          -        -    4,725,611       (136,061)    5,654,723

Preferred and Common shares issued
   for compensation, services and in
   connection with rescission of employee
   stock options. . . . . . . . . . . . . . .                               1,164,900                    1,179,863

Shares issued to a foreign
   entity for resale , and recorded
   on balance sheet as stock
   subscription receivable . . . . . . . . . (112,500)                        112,450                           -
Shares issued in connection
   with conversion of
   convertible debentures. . . . . . . . . .                                   78,715                       78,750
Creation of stock option / deferred
  Compensation plan                                   (2,784,600)           2,784,600

Shares issued in connection
    with rescission
   of employee stock options . . . . . . . .                                   47,068                       47,750
Shares issued in connection
    with stock subscription. . . . . . . . .                                   641,492                     659,813
Rescission of stock option / deferred
   compensation plan                                   2,784,600             (380,250)                   2,404,350
Issuance of convertible debenture
  with beneficial conversion feature. . . .                                     8,000                        8,000

Shares issued in connection
     with conversion
     of series B preferred stock . . . . . .                                   (4,957)                          -
Shares issued  in settlement
     of notes payable. . . . . . . . . . . .                                  479,300                      497,500

Warrants issued in connection
    with license agreement/
    option purchase agreement                                                 418,326                      418,326
Shares cancelled in connection
    with recession of trademark
    acquisition. . . . . . . . . . . . . .                                 (4,725,000)                  (5,783,824)

Shares  issued  as  settlement
   expense  in  relation  to
   rescission  of  trademark
    acquisition . . . . . . . . . . .. . .                   -                491,700                      495,000

Net loss December 31, 2003                                                                (5,232,485)   (5,232,485)
                                             -------   --------   ------     ---------     ----------   -----------
Balance at December 31, 2003. . . . . . . . $(112,500) $      -   $   -    $5,841,955     (5,368,546)   $  427,766



                                            BLUETORCH, INC,

                                        STATEMENT OF CASH FLOWS

                                   FOR THE PERIOD FROM INCEPTION ON
                               AUGUST 26, 2002 THROUGH DECEMBER 31, 2003




                                                                                     2003        2002

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(5,232,485)  $(136,061)

  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    PROVIDED BY (USED FOR) OPERATING ACTIVITIES -
     Write off of non-used assets                                                              6,960
     Common and preferred shares issued for compensation, services in
       connection with employee stock options                                   1,179,863
     Cost associated with cancellation of options. . . . . . . . . . . . . .    2,404,350
     Common shares issued in connection with cancellation of employee
       stock options                                                              380,250
     Shares issued for settlement expense. . . . . . . . . . . . . . . . . .      495,000
     Cash payment for settlement expense . . . . . . . . . . . . . . . . . .       25,000
     Beneficial conversion feature . . . . . . . . . . . . . . . . . . . . .        8,000
     Notes payable in exchange for services. . . . . . . . . . . . . . . . .      243,750

  CHANGES IN OPERATING ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ASSETS -
      Intangibles                                                                            (250,000)

    INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable
      Accounts payable and Accrued Expense . . . . . . . . . . . . . . . . .      (22,857)    354,013
                                                                              ------------  ----------

          Total adjustments. . . . . . . . . . . . . . . . . . . . . . . . .    4,713,356     110,973

          Net cash used for operating activities . . . . . . . . . . . . . .     (519,129)    (25,088)
                                                                              ------------  ----------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES -
  Payments advanced to investments in portfolio companies. . . . . . . . . .     (141,079)          -
                                                                              ------------  ----------

          Net cash provided (used) for investing  activities . . . . . . . .     (141,079)          -


CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES -
  Loans payable                                                                                26,000
  Proceeds from issuance of common stock . . . . . . . . . . . . . . . . . .      659,813
                                                                              ------------

          Net cash provided (used) for financing  activities . . . . . . . .      659,813      26,000

NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . . . . . . . . .         (395)        912
CASH AND CASH EQUIVALENTS, beginning of period . . . . . . . . . . . . . . .          912           -
                                                                              ------------  ----------

CASH AND CASH EQUIVALENTS, end of period . . . . . . . . . . . . . . . . . .  $       517   $     912
                                                                              ============  ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND
  INVESTING ACTIVITIES -

Stock Subscription Receivable. . . . . . . . . . . . . . . . . . . . . . . .  $   112,500
                                                                              ============
Shares issued in settlement of notes payable . . . . . . . . . . . . . . . .  $   497,500
                                                                              ============
Warrants issued for investments in portfolio companies . . . . . . . . . . .  $   418,326
                                                                              ============
Shares issued in connection with conversion of convertible debentures. . . .  $    78,750
                                                                              ============




                          NOTES TO FINANCIAL STATEMENTS

                      FOR THE YEAR ENDING DECEMBER 31, 2003
   AND THE PERIOD FROM INCEPTION ON AUGUST 26, 2002 THROUGH DECEMBER 31, 2002


(1)      Summary  of  Significant  Accounting  Policies:

         Organization  and  Business:

Mercury Software, a Nevada corporation, was incorporated on January 29, 1997 and its name was changed to Medex Corp. on June 24, 2002. Aussie Apparel Group Ltd. ("Aussie Apparel" or "the Company"), a Nevada corporation, was incorporated on August 26, 2002. In October 2002, Medex Corp. issued an aggregate of 6,500,000 (pre-stock split) shares of its common stock to the shareholders of the Company in connection with the merger of the Company with Medex Corp., whose name was then changed to "Aussie Apparel Group Ltd" on October 21, 2002. Since the shareholders of the Company became the controlling shareholders of MedEx after the exchange, the Company was treated as the acquirer for accounting purposes. Accordingly, the financial statements as presented here are the historical financial statements of the Company and include the transactions of Medex only from the date of acquisition, using reverse merger accounting.

The  Company's  name  was  changed to Bluetorch, Inc. effective November 3, 2003

On June 19, 2003, the Company became a "Business Development Company" ("BDC") pursuant to applicable provisions of the Investment Company Act of 1940.

Until June 19, 2003 the Company was a development stage enterprise under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. Upon commencing their operations as a BDC, the Company no longer qualified under the guidelines of SFAS No. 7.

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

Revenue  Recognition:

The Company has not recognized any revenues for the year ended December 31, 2003 and the period from inception on August 26, 2002 through December 31, 2002, and will in the future recognize revenue based up the appreciation of investments. (See Note 2)


Fair  Value  of  Financial  Instruments:

The Company's financial instruments consist of certain assets and liabilities, none of which are held for trading, whose carrying amounts approximate their fair value due to the highly liquid nature of these short-term instruments.

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


Segment  Reporting:

Based on the Company's integration and management strategies, the Company will operate on a non-consolidated basis. Operations of the portfolio companies will be reported at the subsidiary level and only the appreciation or impairment will be included in the Company's financial statements. For the year ended December 31, 2003, no revenue has been earned and all operations are domestic.

Stock-Based  Compensation:

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No.123, "Accounting for Stock-Based Compensation." Under APB No. 25, employee compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the fair value of the Company's shares over the employee's exercise price. When the exercise price of the employee share options is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with FASB Interpretation No. 44 over the vesting period of the individual options. Accordingly, if the exercise price of the Company's employee options equals or exceeds the market price of the underlying shares on the date of grant, no compensation expense is recognized. Options or shares awards issued to non-employees are valued using the fair value method and expensed over the period services are provided.

As  of  December  31,  2003  there  were  no  options  outstanding.

Basic  and  Diluted  Earnings  (Loss)  Per  Share:

Basic  earnings  (loss)  per  share  are determined by dividing the net earnings
(loss) by the weighted average shares of Common Stock outstanding during the period. Diluted earnings (loss) per share are determined by dividing the net earnings (loss) by the weighted average shares of Common Stock outstanding plus the dilutive effects of stock options, warrants, and other convertible securities. 25,600,000 and 182,000 common stock equivalents, representing common shares eligible to be converted in relation to Preferred Stock and warrants, calculated using the market price on December 31, 2003 and December 31, 2002 respectively have been excluded from the calculation of diluted loss per share at December 31, 2003 and December 31, 2002, respectively, as their effect would be anti-dilutive.

Advertising  Costs:

Advertising costs will be expensed as incurred. There were no advertising expenses for the period ended December 31, 2003.


Comprehensive  Income:

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2003, the Company has no items that represent comprehensive income and, therefore, has not included a statement of Comprehensive Income in the Financial Statements.

         Recent  Accounting  Pronouncements:

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company does not participate in such transactions.

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin
(ARB) No. 51, Consolidated Financial Statements). Interpretation 46 addresses consolidation by business enterprises of entities to which the usual condition of consolidation described in ARB-51 does not apply. The Interpretation changes the criteria by which one company includes another entity in its consolidated financial statements. The general requirement to consolidate under ARB-51 is based on the presumption that an enterprise's financial statements should include all of the entities in which it has a controlling financial interest (i.e., majority voting interest). Interpretation 46 requires a variable interest entity to be consolidated by a company that does not have a majority voting interest, but nevertheless, is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity.

In December 2003 the FASB concluded to revise certain elements of FIN 46, primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46, that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. In general, for all entities that were previously considered special purpose entities, FIN 46 should be applied in periods ending after December 15, 2003. Otherwise, FIN 46 is to be applied for registrants who file under Regulation SX in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.


In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.



2)        Investments:

On August 21, 2003, the Company formed Unboxed for the purpose of owning and operating the Bluetorch license agreement.

In October 2003, the Company formed Total Sports for the purpose of owning and operating the True Skate Apparel brand ("TSABrand),".

Unboxed and Total Sports are wholly-owned subsidiaries ("Investments")of the Company and are focused on providing apparel to the action sports area, including surfing, wakeboarding, and skateboarding. The Investments plan to develop high tech garments for athletes and participants in these sports as well as designing more casual lifestyle clothing aimed at a wider range of consumers. The Investments plan to begin manufacturing & marketing under various brand names and will market apparel to high end sporting goods stores, mid-tier department stores, as well as specialty chains. The " TSABrand " name, will be marketed to specialty shops and to high end sporting goods and specialty chains.

As required by the SEC's Accounting Series Release ("ASR") 118, the investment committee of the Company is required to assign a fair value to all investments. To comply with Section 2(a)(41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the company's portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such intervals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

No single standard for determining "fair value .in good faith" can be laid down, since fair value depends upon the circumstances of each individual case. As a general principle, the current "fair value" of an issue of securities being valued by the board of directors would appear to be the amount which the owner might reasonably expect to receive for them upon their current sale. Methods which are in accord with this principle may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors which the directors should consider in determining a valuation method for an individual issue of securities include:
1) the fundamental analytical data relating to the investment, 2) the nature and duration of restrictions on disposition of the securities, and 3) an evaluation of the forces which influence the market in which these securities are purchased and sold. Among the more specific factors which are to be considered are: type of security, financial statements, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at time of purchase, special reports prepared by analysis, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, price and extent of public trading in similar securities of the issuer or comparable companies, and other relevant matters.

The board has arrived at the following valuation method for its investments. Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, and in absence of a recent appraisal, the value of the investment shall be based on the following criteria:

1. Total amount of the Company's actual investment ("AI"). This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.
2.   Total  revenues  for  the  preceding  twelve  months  ("R").
3.   Earnings  before  interest,  taxes  and  depreciation  ("EBITD")
4.   Estimate  of  likely  sale  price  of  investment  ("ESP")
5.   Net  assets  of  investment  ("NA")
6.   Likelihood  of  investment  generating  positive returns (going concern).

     The  estimated  value  of  each  investment shall be determined as follows:

- Where no or limited revenues or earnings are present, then the value shall be the greater of the investment's a) net assets, b) estimated sales price, or c) total amount of actual investment.
- Where revenues and/or earnings are present, then the value shall be the greater of one time (1x) revenues or three times (3x) earnings, plus the greater of the net assets of the investment or the total amount of the actual investment.
- Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investments ability to continue as a going concern.

Based on the previous methodology, the Company determined that it's investment in Unboxed should be valued at $559,405 comprised of the following: Warrants issued and cash paid to acquire the licensing rights of $418,326 and $45,000 respectively and advances of $96,079. Total Sports has not been valued since there were no investments as of December 31, 2003.

(3)      Asset  Purchase  Agreement

On December 15, 2002, the Company acquired the Hot Tuna, Xisle and the children's surf brand Piranha Boy and Piranha Girl brands and trademarks from Federation Group Limited ("FGL" and 'the Seller") in exchange for an aggregate of a $250,000 deposit payable in cash, 19,500,000 shares of the Company's common stock and 400,000 shares of the Company's Series A Preferred Stock (the "Series APS"). $25,000 of the cash deposit was paid, with $125,000 of the cash deposit satisfied in shares of the Company's common stock.

The trademarks were valued at the cash deposit and fair value of the shares, common and preferred, issued.


The common stock and preferred stock were issued but never delivered to the seller. The Company contends that the Seller never delivered the proper items necessary to market the trade name. The Parties began conversations regarding amending the agreement during the quarter ended June 30, 2003. Subsequently, in November 2003, the Company entered into a settlement agreement, pursuant to which that original agreement has been rescinded. Accordingly, the Company has returned all trademarks and related assets. In exchange, FGL has returned 28,200,000 of the Company's common shares plus 400,000 shares of the Company's Preferred Series A to the Company, who has cancelled the shares. 3,300,000 common shares were retained by FGL as a settlement expense, which has been valued at $495,000 on the accompanying financial statements. Also recognized as part of the settlement expense is the $25,000 cash deposit paid.

As the intent and economic substance of the settlement is in fact an unwinding of the original Purchase Agreement, all amounts have been reversed out at the amount at which they were originally recognized. Accordingly, as of December 31, 2003 the Company has provided for the net impact of this agreement as if it had been executed September 30, 2003. The entire value of the trademarks in question has been reversed, and $5,783,824 charged to equity for the original value of the common and preferred shares

(4)  Notes  Payable

Notes payable to four parties, payable on demand or by May 31 2005, were issued on May 30th, 2003 in exchange for consulting and other services, carrying interest at 8% per annum; total amount of notes issued $325,000. These notes were converted to 15,000,000 shares of common stock during the year ended December 31, 2003

(5)  Convertible  debenture  payable:

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

(6)      Income  Taxes:

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

Federal  Income  Tax  Rate                  34.0%
Permanent difference (expense related
 To the cancellation of stock options)     (18.0%)
Increase  in  valuation  allowance         (16.0)%
                                          -------
Effective  Income  Tax  Rate                   -
                                          =======

As of December 31, 2003, the Company had net carryforward losses of $2,584,000. Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the deferred tax assets benefit for the loss carryforward has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:

                  Deferred  tax  assets:
                  Loss  carryforwards                        $880,000
                  Less  valuation  allowance                (880,000)
                                                            ----------
                  Net  deferred  tax  assets               $         -
                                                             =========

         Net  operating  loss  carry  forwards  expire  through  2023.


7)  Rescission  of  Options

During  the  year  ended  December  31,  2003,  the  Company  granted
33,150,000 options to employees (after giving effect to two forward splits), all of which would have vested March 2004 through March 2007. In accordance with APB 25, a $2,784,600 compensation cost was included in deferred compensation costs, to be recognized over the future vesting period.

Subsequent to the issue of the options, the Company obtained agreements from employees to rescind all of those options, in exchange for a lesser quantity of common shares to be issued immediately. Accordingly, the $2,784,600 option cost, previously deferred, has been charged to operations.


(8)     Stockholders'  Equity:

Preferred  Stock

The Company is authorized to issue up to 50,000,000 shares of Preferred stock, $.001 par value. As of December 31, 2003 the Company has issued the following shares:


Series A ("Series APS"), 400,000 Shares Originally Authorized - None Outstanding

These shares were issued in connection with the Asset Purchase Agreement described in Note ( 3). The shares were cancelled in connection with the rescission of the transactions contemplated by the Asset Purchase Agreement in November December 2003.

         Series B ("Series BPS"), 610,000 Shares Authorized and 480,000 Outstanding

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



         Series  C  ("Series  CPS"),  10,000,000  Shares  Authorized  and Issued

The holders of the Series CPS are not entitled to receive dividends and are convertible into Common Stock of the Company in an amount equal to the number of Series CPS being converted. In connection with any reorganizations, merger, consolidation or sale of assets involving the Company, the number of Series CPS shares outstanding and the number of shares of Common Stock into which the Series CPS are convertible, will not be affected by any such capital reorganization.

Equity  Transactions


During the year ended December 31, 2003, the Company issued 18,565,818 common shares, in exchange for which it received $423,263.

During the year ended December 31, 2003, the Company issued 6,191,873 shares of common stock (adjusted for splits) to employees, consultants and other vendors for services, for $519,863, the market value of the shares on the dates issued. The total cost has been reflected in charges to the accompanying financial statements, as follows: $368,662 has been included in General and Administrative expense; the balance of $151,201, representing the difference between the value of services rendered and the market value of shares issued, has been charged to shares issued at a discount in exchange for services.

During the year ended December 31, 2003, the Company issued 682,147 shares of common stock to five current and former employees in exchange for their agreement to the rescission by the Company of 33,150,000 options (as adjusted for the 5:1 split which took effect May 21, 2003) which had been granted during the quarter ended March 31, 2003. The full $47,750 cost of these shares, at market value at date of issuance, has been charged to "write-off of deferred compensation" expense in the accompanying financial statements.

During the year ended December 31, 2003, the Company issued 525,000 shares (as adjusted for splits) of common stock to former holders of convertible debentures, which had been converted to Series B Preferred Stock during the period from inception through December 31, 2002, in satisfaction for an offer of Inducement to convert. $78,750, the market value of the shares on the date of issuance, has been reflected as debt conversion costs.

On March 7, 2003, the Company issued 750,000 shares (as adjusted for splits) of common stock, valued at their market value of $112,500, to a foreign entity for resale under Regulation S. As these shares have not yet been resold by the foreign entity, and no consideration has been received, the shares have been reflected in Common stock subscriptions receivable on the accompanying financial statements

On June 18, 2003, the Company issued an aggregate of 10,000,000 of its Series C Preferred Shares to certain officers, directors, and consultants in exchange for services provided of $367,500, based on fair market value of the underlying common shares. The Series C Preferred Shares are convertible on a 1:1 basis into shares of the Company's common stock.

During the year ended December 31, 2003, 5,087,364 shares of common stock were issued in connection with a shareholder's election to convert 130,000 shares of Preferred Series B.

During the year ended December 31, 2003, 18,200,000 common shares were issued in satisfaction of notes payable in the amount of $413,000.

During the year ended December 31, 2003, with shareholder approval, the Company issued warrants for the purchase of 15 million shares of the Company's common stock at exercise prices ranging from $.05 to $.10 per share in connection with a licensing agreement for Unboxed Distribution, Inc. distribute under. The estimated value of the options totaled approximately $418,326 at the date of grant. The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest of 5.5%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 173.5%; and a term of 5 years. This amount has been included the valuation of the investment.



 (9)        Going  Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of December 31, 2003, the Company has generated no revenues and has incurred losses totaling $5,368,546 for the period from August 26, 2002 (inception) through December 31, 2003. Additionally, as of December 31, 2003 the Company has negative working capital of $131,639. These matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to take the following steps that it hopes will be sufficient to provide Bluetorch with the ability to continue in existence:

REVENUE

On September 8, 2003 the Company's subsidiary, Unboxed, signed an agreement to license (with an option to purchase in 2006) the Bluetorch trademark for apparel and certain other product categories. Unboxed began shipment to retail of Bluetorch branded apparel in the first quarter of 2004 with a limited product line of domestically produced young men's embroidered and/or screened t-shirts and sweatshirts. In the second quarter of 2004, Unboxed will begin shipment to retail of similar apparel product in the junior's side. In the second half of 2004, Unboxed will ship a dramatically broader Bluetorch apparel line (as compared to first of 2004) as the Company will include foreign sourced product in young men's and junior's including wovens, knits and denim.

Bluetorch Inc. has been working to acquire additional trade names. On October 21,2003 the Company's other subsidiary, Total Sports finalized an agreement to license (with an option to purchase) the True Skate Apparel ("TSABrand") trademark. Total Sports will begin began shipping TSABrand apparel to retailers in April 2004. This product line being shipped in the second quarter of 2004 is limited as Total Sports inherited this product line upon licensing the brand. Management feels that the TSABrand being shown to retailers for delivery starting July 2004 is a broader, more fashion correct product line. Total Sports will also look to broaden the distribution of where TSABrand has been historically sold. In addition to the core shops that have carried TSABrand since, 1991, Total Sports is planning to expand the brand's presence into better department stores and upper-end sporting goods retailers.

Total Sports will also start generating revenue as a result of its licensing agreement for the Airwalk trademark in apparel. This agreement allows Total Sports to begin shipping to retailers starting in July of 2004. Management is projecting the Airwalk label to generate the most revenue in 2004 from its portfolio of brands despite being limited to six months of shipments in 2004.

On March 6th, 2004 the Unboxed signed a letter of intent with Dome Exchange Pty. for the licensing rights of Aztec Rose for the North American territory. Assuming the Company can finalize a definitive agreement, it is hopeful to begin shipping a limited product line to retailers for the Holiday 2004 season, with the bulk of the product line being offered for spring 2005 delivery.


FINANCING

On June 19, 2003, Bluetorch Inc. filed an Offering Circular that authorizes the Company to raise up to $3,000,000 via sale of its common stock. Through December 31, 2003, the Company has raised $980,500 against this limit, and an additional $831,685 through March 31, 2004. These sums include both cash proceeds and conversion of debt. This leaves $1,187,815 that Bluetorch management will continue to pursue from the equity markets. Part of this will be pursued through an agreement that Bluetorch entered into in October 2003 with an Investment Agreement pursuant to which the investment advisor agreed to purchase $1,800,000 of the Company's common stock over a one year period ending October 2004.

Management will also endeavor to utilize debt financing (receivables and /or inventory financing) to create additional working capital.

CONCLUSION

Management is projecting the majority of 2004's revenue to be created in the second half of 2004 due to the quadrupling of the collective product lines as compared to the collective first half product line. Management is anticipating that the cash generated from the projected revenue combined with cash raised from a combination of equity and debt financing will allow Bluetorch and its subsidiaries Unboxed and Total Sports to continue to grow their operations and revenues.


(10)  Subsequent  Events  (unaudited)

Equity  Transactions

Subsequent to December 31, 2003 through March 31, 2004 the Company has issued 22,500,000 common shares in exchange for $749,000.

Subsequent to December 31, 2003 through March 31, 2004 the Company has issued 13,832,632 common shares with a shareholder's election to convert 290,000 shares of Preferred Series B; included in the common shares issued were interest and penalties that represented 1,666,667 of common shares.

Licensing  Agreement

Subsequent to December 31, 2003, Total Sports, a wholly-owned subsidiary of the Company, entered into a license agreement with Collection Licensing, International, LLC with respect to the Airwalk trademarks. The license agreement is effective as of July 1, 2004.

     Letter  of  Intent

On March 6th, 2004 the company signed a letter of intent with Dome Exchange Pty. for the licensing rights of Aztec Rose for the North American territory.


ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

          None.


ITEM  9A.        Controls  and  Procedures

     The Company's management, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, has evaluated the Company's disclosure controls and procedures as of the date of this Annual Report on Form 10 K. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                    PART III
                                    --------

ITEM  10.        Directors,  Executive  Officers, Promoters and Control Persons;
Compliance  with Section  16(a)  of  the  Exchange  Act.

     The names and ages of each of the current directors and executive officers of the Company are as follows:

NAME                               AGE         POSITION
----                               ---         --------

Bruce  MacGregor                   45            President,  CEO  and  Director

Scott  Battenburg                  41            Vice President, Chief Financial
Officer  and  Secretary

Shane  H.  Traveller               37            Director

Read  Worth                        48            Director

BRUCE  MACGREGOR:  PRESIDENT/CEO
Mr. MacGregor brings over 20 years of sporting goods experience in both the apparel/footwear and action sports segments including both high growth and start-up entities. Mr. MacGregor's experience includes Avia where as part of the original management team (VP of Marketing) he helped grow the brand from $3.0 mil \lion in revenue to $200 million within five years. As President/COO of L.A. Gear, he is credited with restructuring the company to allow for the successful sale of the business. At Razor USA LLC, Mr. MacGregor, as COO, led the scooter company from $15 million to $200 million in revenue.

SCOTT BATTENBURG: VICE PRESIDENT CHIEF FINANCIAL OFFICER AND SECRETARY Mr. Battenburg has over 15 years of financial and operational experience in the consumer products, financial services and retail sectors. Mr. Battenburg has vast experience in building world-class financial organizations and contributing to the bottom line success. As Vice President/CFO of Razor USA LLC, Mr. Battenburg designed and implemented the accounting, reporting and planning tools that assisted with the phenomenal growth. As Director of Finance for LA Gear, Inc., Mr. Battenburg made positive contributions in the planning, restructuring and sales and marketing areas. Mr. Battenburg is a graduate of the California Polytechnic State University, San Luis Obispo and an alumnus of KPMG Peat Marwick.

SHANE  H.  TRAVELLER:  DIRECTOR
Mr. Traveller brings an extensive background in service to public companies both as an independent auditor, then later as an officer and director. He is a licensed CPA and sits on the board of directors of three public companies where he serves as chairman of the audit committee. From 1998 through 2001, Mr. Traveller served the Chief Financial Officer of Trimedyne, Inc., a NASDAQ NMS-listed medical device company. In 2002, he was named President and COO where he oversaw all operations, product development and manufacturing in addition to financial reporting, investor relations, and information systems for all aspects of the company. During his tenure, sales increased 33%, productivity increased 45%, staffing decreased 42% and the company achieved cash flow break even for the first time in ten years. Mr. Traveller left Trimedyne to become President of Javelin Holdings, Inc., a corporate finance and consulting company, a position he still enjoys. With a company he co-founded prior to joining Trimedyne, Mr. Traveller established supply channels in Eastern Europe, negotiated a letter of intent and subsequently joint venture agreement with a Russian supplier, and oversaw the market release of five new products. He raised seed capital and set up the production facility, and internal accounting controls. As a consultant and independent auditor, Mr. Traveller has been closely involved in the development and implementation of internal controls, management staff, preparation and filing of countless financial statements and SEC filings. He has led clients through IPOs and secondary offerings, private placements, mergers and acquisitions. Mr. Traveller is a graduate of Brigham Young University, where he has a degree in Accounting.

READ  WORTH:  DIRECTOR
Mr. Read Worth comes to the Company from RLX Polo Sport where he served as Senior Vice President/GMM. Mr. Worth brings over 15 years of apparel merchandising experience to AAPG. This includes time with such venerable brand as Nike, Patagonia and Polo. Mr. Worth also spent three years as Senior Vice President at Champs (Foot Locker division) where he built their private label business from zero to $485 Million.


     Each of these officers and directors are employed as consultants to the Company on six-month verbal agreements, which are renewable upon the mutual agreement of the parties.

Compliance  with  Section  16(a)  of  the  Exchange  Act

     Based solely upon a review of forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31,2003, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM  11.        Executive  Compensation

     No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the fiscal years 2002 and 2003. The following table provides summary information for the years 2002 and 2003 concerning cash and noncash compensation paid or accrued by the Company to or on behalf of the Company's chief executive officers.



                                           SUMMARY COMPENSATION TABLES


                                                      Annual Compensation

Name and Principal Position               Year              Salary (US$)    Bonus($)   Other Comp
         Bruce MacGregor                  2003              $91,100           NONE      NONE
         President

          Bruce MacGregor                 2002              $58,000           NONE      NONE
          President

                                                Long Term Compensation

                                          Awards                          Payouts
NAME & POSITION    YEAR      RESTRICTED STOCK        SECURITIES UNDERLYING   LTIP PAYOUTS
                                                      STOCK AWARD(S) ($)     OPTIONS/ SARS(#) ($)
                   2002        NONE                         NONE                    NONE

                   2001        NONE                         NONE                    NONE


                       Options/SAR Grants in Last Fiscal Year (Individual Grants)
Name            Number of Securities     Percent of Total            Exercise of Base   Expiration Date
                Underlying Options/      Options/SARs                Price ($/Sh)
                SARs(1)                  Granted to Employees
                                         In Fiscal Year

Bruce MacGregor   NONE                   NONE                           NONE

     In February 2003, Mr. MacGregor was granted 2,400,000 options at an exercise price of $0.246 per share, which vest 25% per yea

 DIRECTOR  COMPENSATION

           NONE.


ITEM  12.       SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
                       MANAGEMENT  AND  RELATED  STOCKHOLDER  MATTERS

     The following table sets forth, as of March 31, 2004 the name, address, and the number of shares of the common stock, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 227,785,657 shares of common stock issued and outstanding, and the name and shareholdings of each director, and of all officers and directors as a group.








CLASS OF STOCK     NAME AND ADDRESS OF                 NUMBER OF SHARES          PERCENT OF CLASS
                   BENEFICIAL OWNER                    BENEFICIALLY OWNED(1)     (1)
----------------------------------------------------------------------------------------------------------------
                               Executive Officers & Directors
----------------------------------------------------------------------------------------------------------------
Common Stock        Bruce MacGregor                             16,585,718                            7.3%
                    One World Trade Center Ste 800
                    Long Beach, Ca 90831

Common Stock        Read Worth                                     582,143                     Less than 1%
                    One World Trade Center Ste 800
                    Long Beach, Ca 90831

Common Stock        Scott Battenburg                                66,250                     Less than 1%
                    One World Trade Center Ste 800
                    Long Beach, Ca 90831

Common Stock        Shane H. Traveller                                 -0-                               0%
                    One World Trade Center Ste 800
                    Long Beach, Ca 90831

        ALL  EXECUTIVE  OFFICERS  &  DIRECTORS  AS  A  GROUP     17,224,111                            7.5%




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


The following table sets forth, as of March 31,2004 the name, address, and the number of shares of the Preferred Stock, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 190,000 shares of Preferred Stock issued and outstanding, and the name and shareholdings of each director, and of all officers and directors as a group.




SERIES OF PREFERRED    NAME & ADDRESS OF      NUMBER OF SHARES          PERCENT OF
STOCK                  BENEFICIAL OWNER       BENEFICIALLY OWNED        CLASS
-----------------------------------------------------------------------------------------------------------
Series B Preferred     Jerry Mann                          45,000                            23.6%
Stock                  312 Stuart St 3rd Floor
                       Boston, MA 02116

Series B Preferred     Craig Wexler                        25,000                            13.1%
Stock                  312 Stuart St 3rd Floor
                       Boston, MA 02116

Series B Preferred     Lawrence Wexler                     35,000                            18.4%
Stock                  312 Stuart St 3rd Floor
                       Boston, MA 02116

Series B Preferred     Peter Zator                         50,000                            26.3%
Stock                  312 Stuart St 3rd Floor
                       Boston, MA 02116

Series B Preferred     Andrew Smith                        10,000                             5.2%
Stock                  312 Stuart St 3rd Floor
                       Boston, MA 02116

Series B Preferred     Michael Dix                         25,000                            13.1%
Stock                  312 Stuart St. 3rd Floor
                       Boston, MA 02116


ALL EXECUTIVE OFFICERS & DIRECTORS AS A GROUP              NONE                              N/A




ITEM  13.   CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

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

     In October 2002, the Company issued an aggregate of 19,500,000 shares of its common stock to the shareholders of Aussie Apparel Group Ltd. ("Aussie Apparel") in connection with the merger of Aussie Apparel with and into Medex Corp. whose name was changed to "Aussie Apparel Group Ltd", as the surviving entity.

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

     On April 1,2003, the Company issued a Debenture (the "Debenture") in the face amount of $25,000 to Dutchess which is payable on April 1,2007 and bears interest at the rate of six percent (6%) per annum, which is payable in cash or common stock at the option of the Company. The Debenture is convertible into the Company's common stock at a rate of the lesser of (i) 75% of the average of the lowest closing bid price for the 15 trading days prior to conversion or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding April 3,2003. This Debenture was retired in October of 2003.

     On February 6, 2004, the Company completed the redemption of 365,000 of the Series B held by Dutchess Private Equities Fund Ltd.

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

     On April 8, 2003, the Company entered into a License/Distributorship Agreement with Frontier with respect to the Hot Tuna, Xisle, Piranha Boy and Piranha Girl trademarks in the countries of Australia, New Zealand, Fiji, New Caledonia and Pacific Islands on an exclusive basis and Singapore and Malaysia on a non-exclusive basis. The initial term of the Agreement was to be for 10 years with an option in favor of Frontier for an additional 10-year term. Royalties of 6% of net sales in the territories described above were to be payable by Frontier to the Company. These agreements were assigned to Frontier in January 2004.

    In December 2002, the Company acquired the Hot Tuna (surf and wakeboarding), Xisle (surf/skate) and the children's surf brand Piranha Boy and Piranha Girl brands and trademarks from Federation Group Limited ("FGL") in exchange for an aggregate of 6,690,000 shares of the Company's common stock and 400,000 shares of its Series A Preferred Stock (the "Series APS"). The holders' of the Series APS are entitled to receive a yearly dividend of Series APS payable in shares of common stock equal to five cents ($0.05) per share times the 400,000 shares or $20,000 divided by 95% of the market price of the Company's common stock on January 1 of each year. The Series APS is also convertible into shares of the Company's common stock equal to the number of Series APS being converted divided by 85% of the market price at the time of conversion. This transaction was rescinded in November 2003. The Series A Preferred Stock was cancelled and Federation returned all but 3,300,000 shares of the Company's common stock issued in connection with this transaction.

     On February 20, 2003, the Company's Board of Directors authorized the issuance of 33,150,000 options to certain officers and directors at an exercised price of $0.24 per share. These options were rescinded on May 30, 2003 and an aggregate of 682,147 shares of common stock were issued in lieu thereof.

     On April 7, 2003 and on May 27, 2003, the Company effected a 3 for 1 and 5 for 1 forward stock split.

     On March 1, 2003, the Company agreed to issue 3,750,000 shares of common stock to Overseas Investment Banking Alliance ("OIBA") at $0.25 per share.

     On September 8, 2003, Unboxed Distributions Inc., a wholly-owned subsidiary of the Company, entered into a License Agreement with Option to Purchase with Gotcha Brands, Inc ('Gotcha") and in connection therewith, issued 15,000,000 warrants to Gotcha principals.

     On September 8, 2003 and September 9, 2003, the Company's Board of Directors and shareholders authorized the change of the Company's name to "Bluetorch Inc." and an increase in the capitalization of the Company to 950,000,000 shares of common stock a par value $0.001, and 50,000,000 shares of preferred stock a par value $0.001.

     On May 30, 2003, the Company filed the appropriate documents with the Securities and Exchange Commission to become a "Business Development Company" under the Investment Company Act of 1940 and thereafter issued an aggregate of 58,566,667 shares of common stock under Regulation E under the Securities Act of 1933 thru March 31, 2004; this became effective June 19, 2003.

     Also, on May 30, 2003, the Company (i) cancelled $400,000 of notes in exchange for the issuance of a $600,000 debenture, (ii) authorized the issuance of 10,000,000 shares of Series C Preferred Stock, of which 4,750,000 share were issued to Bruce MacGregor, 4,750,000 shares to Davenport Investments Limited and 500,000 to Peak Solutions and (iii) issued 5,167,500 shares of common stock in exchange for the cancellation of $198,600 of debt owed to certain officers, directors, consultants and vendors for accrued liabilities.

     On November 23, 2003, the Company exchanged $212,500 of debt held by certain shareholders for 500,000 shares of common stock.

     On January 26, 2004, Scott Battenburg resigned as a director and Read Worth was appointed a director of the Company. Mr. Battenburg was appointed the Company's Chief Financial Officer and Secretary, effective January 26, 2004.

     On October 10, 2003, the Company entered into a Stock Purchase Agreement ("SPA") with Dutchess Private Equities Fund, L.P. ("Dutchess") agreed to purchase up to $1,800,000 of the Company's common stock over a twelve-month (12) period. From October 24, 2003 through March 31, 2004, the Company issued
58,566,667 shares of common stock under the SPA. Such shares were issued pursuant to Regulation E under the Securities Act of 1933, as amended.

          An aggregate of 16,679,169 shares of common stock were issued from October 1, 2003 through February 9, 2004, pursuant to the conversion of Series B Preferred Stock of which Dutchess received 15,504,452 shares. Dutchess no longer owns any Series B Preferred Stock.

     Effective February 1, 2003, the Company issued an aggregate of 6,630,000 options to acquire shares of common stock at an exercise price of $0.246 per share, to certain officers and/or consultants of the Company for services rendered namely:




  Name               No. Of Shares                Vesting Period
---------------     ---------------------         ------------------

Bruce MacGregor           2,400,000              25% per year commencing Feb. 1, 2004 thru Feb. 1, 2007

Read Worth                1,800,000              Same per year

Stewart Kawamura            750,000              Same per year

Rod Williams              1,500,000              Same per year

GiGi Carrano                180,000              Same per year



     These  options  were  cancelled  on  May  30,  2003.

     On March 1,2003, the Company issued an aggregate of 1,168,875 shares of restricted common stock to employees and/or consultants for services rendered, namely:




Name                          No. Of Shares      Date Of Issuance
----------------              -------------      -----------------

Read Worth                            300,000   25% on March 1,2003
                                                25% on April 1,2003
                                                25% on July 1,2003
                                                25% on October1, 2003

Rod Williams                           75,000   Same 25% and dates

Scott Battenburg                       45,000   Same 25% and dates

GiGi Carrano                           36,000   Same 25% and dates

John Kraus                             22,500   Same 25% and dates

Howard Salamon                         60,000   100% on March 1,2003

David Lasell                           30,000   100% on March 1,2003

IC12 Pty., Ltd.                        30,000   100% on March 1,2003

GISBeX                                150,000   100% on March 1,2003



On September 8, 2003, the Company's (wholly-owned subsidiary Unboxed entered into a License Agreement with an Option to Purchase Agreement ("Bluetorch License") with Gotcha Brands Inc. ("Gotcha") with respect to the Bluetorch trademark (which are owned by Gotcha) for use in the United States, Mexico and Canada. Unboxed has the option to acquire, after three years, the Bluetorch trademark in certain categories. The term of the Bluetorch License is three years and four months, commencing September 8, 2003. The Bluetorch License shall automatically renew for three additional six year terms or Unboxed may acquire the Bluetorch Trademark in the territories and categories in which Unboxed is selling products as long as Unboxed is not in material breach of the Bluetorch License and Unboxed has reached the guaranteed domestic monthly minimum royalty ("Minimum Royalty").

     The Bluetorch License provides for a royalty equal to 6% of net sales per year on sales of licensed products. The Minimum Royalty shall be $90,000 in 2003/04, $180,000 for 2005 and $300,000 for 2006. Unboxed has paid Gotcha
$45,000  as  an  advance  against  the  first  years'  Minimum  Royalty.

     The Option price to acquire the Bluetorch trademark shall consist of (a) $75,000 cash, (b) $150,000 of free trading stock, (c) $75,000 of restricted stock and (d) a 2% royalty fee for seven years and a 1% for 13 years following the original 7 years on the net sales of all products bearing one or more of the Bluetorch Trademarks.

     Gotcha  has  the  right  to  approve any changes in the Unboxed management.

     On October 21, 2003, the Company's Total Sports entered into a License Agreement with an Option to Purchase Agreement ("TSA License") with Krash Distribution Inc. ("Krash") with respect to the use of the TSA Trademark in the United States, Mexico and Canada ("Territory"). The TSA License is for a term of three years and six months, commencing July 1, 2004. The TSA License is automatically renewable for three additional terms of five years or Total Sports may acquire the TSA Trademark utilized in the Territory only or globally so long as Total Sports is not in material breach of the TSA License and Total Sports has reached the guaranteed domestic monthly minimum royalty ("Minimum Royalty").

     The TSA License provides for a royalty equal to 4% for the net sales per year on sales of the licensed products. The Minimum Royalty shall be $28,000 in 2004, $140,000 for 2005, $350,000 for 2006 and $520,000 for 2007. Total Sports
has  paid  Krash  $20,000  as  an  advance  against  the  2004  Minimum Royalty.

     The Option price for the TSA Trademark shall consist of the greater of (i) the total royalties paid to Krash from July 1, 2004 through December 31, 2007 or
(ii) $1,008,000. If Total Sports parent is a BDC entity at the time of exercise of the Option, said sum shall be paid 25% in cash, 25% in free trading stock and 50% in restricted stock. If Total Sports parent is not a BDC entity, said sum shall be paid 35% in cash and 65% in restricted stock.

     Total Sports has entered into a License Agreement with Collective Licensing International, LLC ("Collective") with respect to the Airwalk Trademark owned by Collective. The License Agreement will become effective on July 1, 2004. The License Agreement is for a term of 5 years commencing on July 1, 2004 and relates only to the geographic area known as the United States of America.

     Total Sports has the Option to renew the License Agreement for one additional five-year term substantially upon the terms and conditions relating to the initial term unless Total Sports is not in full compliance with the terms and conditions of the initial License Agreement.

     Total Sports has agreed to pay to Collective guaranteed payments ranging from $280,000 for the six months ended December 31, 2004 up to $1,920,000 for 2008. TSDI has made an advance payment of $32,800 against the guaranteed payments due for 2004.


ITEM  14.        PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES


     For the fiscal year ended December 31, 2003, Stonefield Josephson, Inc. has billed the Company the following fees for services rendered during the audit in respect of that year:

AUDIT  FEES

For the fiscal years ended December 31, 2002 and December 31, 2003, Stonefield Josephson, Inc. billed the Company $20,355 and $40,397, respectively, for services rendered for the audit of the Company's annual financial statements included in its report on Form 10-K and the reviews of the financial statements included in its reports on Form 10-Q filed with the SEC.


     TAX  FEES

For the fiscal years ended December 31, 2002, Stonefield Josephson, Inc. billed the Company $479 in connection with the preparation of tax returns and the provision of tax advice.




ITEM  15.       EXHIBITS  AND  REPORTS  ON  FORM  8K

(a)     All  Financial  Statements.
(b)     Exhibits.  None.
(c)     Reports  on  Form  8-K.  None.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of April 2003.


                      BLUETORCH, INC.

                       By: /S/ Bruce MacGregor
                             -----------------------
                               Bruce MacGregor, President


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                          POSITION                          DATE
----                          --------                          ------

/S/  BRUCE  MACGREGOR     PRESIDENT,  CHIEF  EXECUTIVE          April  14,  2004
 Bruce  MacGregor         OFFICER  AND  DIRECTOR

/S/ SCOTT A. BATTENBURG   VICE  PRESIDENT-  FINANCE  AND        April  14,  2004
Scott  Battenburg         CHIEF  FINANCIAL  OFFICER

/S/READ  WORTH            DIRECTOR                              April  14,  2004

/S/SHANE  H.  TRAVELLER   DIRECTOR                              April  14,  2004

                                 CERTIFICATIONS

I,  Bruce  MacGregor,  certify  that:

1.     I  have  reviewed  this  annual  report  on Form 10-K of Bluetorch, Inc;

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

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date of this annual report (the "Evaluation Date"); and
c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  April  14,  2004

BY:  /S/  BRUCE  MACGREGOR
--------------------------
Bruce  MacGregor,  President

                                 CERTIFICATIONS

I,  Scott  Battenburg,  certify  that:

1.     I  have  reviewed  this  annual  report  on Form 10-K of Bluetorch, Inc;

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

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date of this annual report (the "Evaluation Date"); and
c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  April  14,  2004

BY:_/S/  SCOTT  A.  BATTENBURG
------------------------------
Scott  Battenburg,  Chief  Financial  Officer


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Bruce MacGregor, Chief Executive Officer of Bluetorch, Inc., certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) the Annual Report of the Company on Form 10-K for the period from August 26, 2002 (inception) through December 31, 2003 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  Bruce  MacGregor
---------------------

Bruce  MacGregor
Chief  Executive  Officer

April  14,  2004