Form 10-Q
period 2004-03-31
BLUETORCH, INC.
filed 2004-05-17
CIK 1084133

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

    [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                        For Quarter Ended: March 31, 2004

                                       OR

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                         Commission File No. 000-3084133

                                 BLUETORCH, INC.
                                 ---------------

             (Exact name of registrant as specified in its charter)


         Nevada                                             90-0093439
----------------------------                        ------------------------
 (State  of  Incorporation)                            (I.R.S.  Employer  I.D.)

                         12607 Hidden Creek Way, Suite S
                               Cerritos, CA 90703
                            Telephone (562) 623-4040
          (Address and telephone number of principal executive offices and principal place of business)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 6, 2004, the registrant had a total of 237,505,252 shares of common stock issued and outstanding.



                                             BLUETORCH, INC,

                                              BALANCE SHEET


                                                                   MARCH 31, 2004    DECEMBER 31, 2003
                                                                   ----------------  -------------------

ASSETS

  Investment in Portfolio Companies . . . . . . . . . . . . . . .  $       853,959   $          559,405

  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          128,748                  517

   Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,557                    -
                                                                   ----------------  -------------------

                                                                   $       988,264   $          559,922
                                                                   ================  ===================


        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .  $        47,961   $          106,156
  Deposits Payable. . . . . . . . . . . . . . . . . . . . . . . .                -                    -
  Loans payable, related parties. . . . . . . . . . . . . . . . .           14,000               26,000
                                                                   ----------------  -------------------

          Total current liabilities . . . . . . . . . . . . . . .           61,961              132,156
                                                                   ----------------  -------------------

STOCKHOLDERS' EQUITY:
  Preferred Series B, $.001 par value; 190,000 shares issued
    and outstanding . . . . . . . . . . . . . . . . . . . . . . .              190                  480
  Preferred Series C, $.001 par value; 10,000,000 shares issued
    and outstanding . . . . . . . . . . . . . . . . . . . . . . .           10,000               10,000
  Common Stock, $.001 par value;950,000,0000 shares
    authorized; 226,705,252 and 190,372,632 shares outstanding at
    March 31, 2004 and December 31, 2003 respectively . . . . . .           90,610               54,277
  Common stock subscriptions receivable . . . . . . . . . . . . .         (112,500)            (112,500)
  Additional Paid in Capital. . . . . . . . . . . . . . . . . . .        6,702,262            5,844,055
  Deficit accumulated during the development stage. . . . . . . .       (5,764,259)          (5,368,546)
                                                                   ----------------  -------------------

          Total stockholders' equity. . . . . . . . . . . . . . .          926,303              427,766
                                                                   ----------------  -------------------

                                                                   $       988,264   $          559,922
                                                                   ================  ===================



                                 BLUETORCH, INC,

                             STATEMENT OF OPERATIONS




                                    FOR THE           FOR THE
                                    THREE MONTHS      THREE MONTHS
                                    ENDED             ENDED
                                    MARCH 31, 2004    MARCH 31, 2003
                                    ----------------  ----------------


INCOME . . . . . . . . . . . . . .  $             -   $             -
                                    ----------------  ----------------

EXPENSES -
  general and administrative . . .         (395,713)         (419,151)
                                    ----------------  ----------------

          Total expenses . . . . .         (395,713)         (419,151)
                                    ----------------  ----------------

NET LOSS . . . . . . . . . . . . .  $      (395,713)  $      (419,151)
                                    ================  ================


BASIC AND DILUTED - loss per share            (0.00)            (0.01)
                                    ================  ================

WEIGHTED AVERAGE COMMON SHARES -
  basic and diluted. . . . . . . .      215,886,652        33,884,253
                                    ================  ================


                                         BLUETORCH, INC,

                                     SCHEDULE OF INVESTMENTS



                                 DESCRIPTION     PERCENT               FAIR
COMPANY                          OF BUSINESS     OWNERSHIP   COST      VALUE          AFFILIATION

Unboxed Distribution, Inc.. . .  Extreme Sports        100%  $727,698  $727,698  (1)  Yes
                                 Apparel

Total Sports Distribution, Inc.  Extreme Sports        100%  $126,261  $126,261  (1)  Yes
                                 Apparel



(1)      Fair  value  determined  by  the  Company's  Board  of  Directors  based  on  the  actual cost  of  investment.

     See  also  Note  2  for  further  explanation  on  the  Company's  methods  of determining  fair  values.



                                                         BLUETORCH, INC,

                                                STATEMENT OF STOCKHOLDERS' EQUITY

                                                FOR THE PERIOD FROM INCEPTION ON
                                             AUGUST 26, 2002 THROUGH MARCH 31, 2004






                                             Series A              Series B              Series C           Common Stock
                                          Preferred Stock        Preferred Stock      Preferred Stock
                                         Shares     Amount     Shares     Amount     Shares     Amount     Shares     Amount
                                         ------     ------     ------     ------     ------     ------     ------     ------


At inception on August 26, 2002, as
  restated for effect of reverse
  merger with Aussie Apparel
  (see Note  1 ). . . . . . . . . . . .         -   $         -          -   $   -            -  $     -   97,500,000   $ 1,000

Shares issued in connection with
  merger with Aussie Apparel,
  October 29, 2002 (see Note 1 ). . . .         -             -    610,000     610                         39,590,430     2,639

Shares issued for acquisition
  of tradenames . . . . . . . . . . . .   400,000     1,058,824                                            31,500,000     2,100

Net loss December, 31 2002. . . . . . .         -             -          -       -                                  -         -
                                         ---------  ------------  ---------  ------                       ------------  --------

Balance at December 31, 2002. . . . . .   400,000     1,058,824    610,000     610            -        -  168,590,430     5,739

Shares issued for compensation,
  compensation, services and
  deferred offering costs                                                            10,000,000   10,000    6,191,873     4,963
Shares issued to a foreign
   entity for resale,
  and recorded on balance sheet
    as stock subscription receivable                                                                          750,000        50
Shares issued in connection
   with conversion
    of convertible debentures                                                                                 525,000        35
Creation of stock option / deferred
  Compensation plan

Shares issued in connection
  with rescission
   of employee stock options                                                                                  682,147       682
Shares issued  in connection
   with stock subscription                                                                                 18,545,818    18,321
Rescission of stock option/deferred
   compensation plan
Issuance of convertible debenture,
    with beneficial conversion feature

Shares issued in connection
  with conversion
     of series B preferred stock                                  (130,000)   (130)                         5,087,364     5,087
Shares issued  in settlement of
    notes payable                                                                                          18,200,000    18,200

  Warrants issued in connection
   with license/
    option purchase agreement
Shares cancelled in
  connection with rescission of
   trademark acquisition. . . . . . . .  (400,000)   (1,058,824)                                          (31,500,000)   (2,100)

Shares issued as
   settlement expense
   in relation to rescission
   trademark acquisition                                                                                    3,300,000     3,300

Net loss December 31, 2003

Balance at December 31, 2003. . . . . .         -   $         -    480,000   $ 480   10,000,000  $10,000  190,372,632   $54,277

Shares issued  in connection
   with stock subscription                                                                                 22,500,000    22,500

Shares issued in connection
   with conversion
     of series B preferred stock                                  (260,000)   (260)                        12,165,953    12,166

Shares issued in connection
   with interest and
   penalties on conversion
     of series B preferred stock                                                                            1,666,667     1,667

Series B preferred stock redeemed                                  (30,000)    (30)

Net loss March 31, 2004

Balance at March 31, 2004 . . . . . . .         -             -    190,000   $  190  10,000,000  $10,000  226,705,252   $90,610



                                BLUETORCH, INC,
                        STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE PERIOD FROM INCEPTION ON
                     AUGUST 26, 2002 THROUGH MARCH 31, 2004
                                    (CONTINUED)




                                                                                                   Deficit
                                                                                                   accum-
                                Less stock                   Stock                       Add-       ulated       Total
                                   sub-       Less defer-   options      Treasury      itional    during the    stock-
                                 scription   red offering /deferred      stock         paid-in    development   holders'
                                 receivable     cost      comp'sation    receivable     capital     stage       equity
                                 ----------     ----      -----------     ----------     -------     -----      ------


At inception on August 26,
  2002, as
  restated for effect of reverse
  merger with Aussie Apparel
  (see Note  1 ). . . . . . . . .  $       -   $ -        $         -   $ -             $      -   $     -      $   1,000

Shares issued in connection with
  merger with Aussie Apparel,
  October 29, 2002 (see Note 1 )                                                             2,711       -          5,960

Shares issued for acquisition
  of tradenames                                                                          4,722,900              5,783,824

Net loss December, 31 2002                                                                      -  (136,061)     (136,061)
                                     --------    --------   ----------     --------        -------  --------     ---------

Balance at December 31, 2002. . .          -     -                 -       -             4,725,611 (136,061)    5,654,723

Shares issued for
  compensation services, and
    deferred offering costs                                                               1,164,900              1,179,863
Shares issued to a foreign                                                                                             -
  entity for resale, and
   recorded on balance sheet
  as stock subscription
   receivable . . . . . . . . . .   (112,500)                                              112,450                     -
Shares issued in connection                                                                                            -
  with conversion
   of convertible debentures                                                                78,715                78,750
Creation of stock option/
  deferred
  compensation plan                                        (2,784,600)                   2,784,600                    -
                                                                                                                      -
Shares issued in connection                                                                                           -
  with rescission of
   employee stock options                                                                   47,068                47,750
Shares issued  in connection                                                                                           -
   with stock subscription                                                                 641,492               659,813
Rescission of stock                                                                                                    -
  option/deferred
   compensation plan                                         2,784,600                    (380,250)            2,404,350
Issuance of convertible                                                                                                -
  debenture with
   beneficial conversion feature                                                             8,000                 8,000

Shares issued in connection
  with conversion of
     series B preferred stock                                                              (4,957)                    -
Shares issued  in settlement
    of notes payable                                                                       479,300               497,500

 Warrants issued in connection
  with license/
    option purchase agreement                                                              418,326               418,326
Shares cancelled in
  connection with rescission of
   trademark acquisition                                                    -           (4,722,900)           (5,783,824)

Shares issued as settlement
  expense in relation to
   rescission of trademark                                                  -              491,700               495,000
   acquisition

Net loss December 31, 2003                                                                         (5,232,485) (5,232,485)
                                     --------    --------   ----------     --------     ----------   --------    ---------

Balance at December 31, 2003. . .  $(112,500)  $ -         $         -   $ -          $ 5,844,055  $(5,368,546) $ 427,766

Shares issued  in connection
   with stock subscription                                                                841,750                 864,250

Shares issued in connection
  with conversion
     of series B preferred stock                                                          (11,906)                     -

Shares issued in
  connection with
  interest and penalties
  on conversion of
      series B preferred stock                                                             58,333                 60,000

Series B preferred
  stock redeemed                                                                          (29,970)               (30,000)

Net loss March 31, 2004                                                                              (395,713)  (395,713)
                                     --------    --------   ----------     --------        -------   --------   ---------

Balance at March 31, 2004 . . . .  $(112,500)         -     $         -    $ -          $ 6,702,262 (5,764,259)  926,303









                                    BLUETORCH, INC,

                                STATEMENT OF CASH FLOWS

                            FOR THREE MONTHS ENDED MARCH 31


                                                                     2004        2003
                                                                ----------  ----------

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .  $(395,713)  $(419,151)

  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    PROVIDED BY (USED FOR) OPERATING ACTIVITIES -
     Costs associated with issuing preferred and
     Common stock at a discount . . . . . . . . . . . . . . .     124,250           -
     Legal expense associated with Series B conversion . . . .      2,950           -
     Shares issued for settlement of interest on Series B. . .     50,000           -
     Stock Issued for employee compensation/services . . . . .          -     124,750
     Stock Issued for debt conversion costs. . . . . . . . . .          -      78,750

  CHANGES IN OPERATING ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ASSETS -
      Deposits . . . . . . . . . . . . . . . . . . . . . . . .     (5,557)          -

    INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable . . . . . . . . . . . . . . . . . . . .    (58,195)    177,179
      Loans Payable. . . . . . . . . . . . . . . . . . . . . .    (12,000)          -
      Deposits payable . . . . . . . . . . . . . . . . . . . .          -     (10,000)
      Preferred Series B shares to be issued . . . . . . . . .          -      47,896
                                                                ----------  ----------

          Total adjustments. . . . . . . . . . . . . . . . . .    101,448     418,575
                                                                ----------  ----------

          Net cash used for operating activities . . . . . . .   (294,265)       (576)

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES -
     Payments advanced to investments in portfolio investments   (294,554)          -
                                                                ----------  ----------

          Net cash provided (used) for investing activities. .   (294,554)          -

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES -
    Proceeds from issuance of common stock . . . . . . . . . .    747,050           -
    Purchase of Series B . . . . . . . . . . . . . . . . . . .    (30,000)          -
                                                                ----------  ----------

          Net cash provided (used) for investing activities. .    717,050           -

NET INCREASE IN CASH . . . . . . . . . . . . . . . . . . . . .    128,231        (576)
CASH AND CASH EQUIVALENTS, beginning of period . . . . . . . .        517         912
                                                                ----------  ----------

CASH AND CASH EQUIVALENTS, end of period . . . . . . . . . . .  $ 128,748   $     336
                                                                ==========  ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND
  INVESTING ACTIVITIES -

Shares issued for settlement of interest on Series B             $50,000
                                                                =========

Conversion of 260,000 shares of Preferred Series B into
12,165,953 of Common Stock










                        NOTES TO THE FINANCIAL STATEMENTS


(1)     Description  of  Business

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

Based on the Company's integration and management strategies, the Company will operate on a non-consolidated basis. Operations of the portfolio companies will be reported at the subsidiary level and only the appreciation or impairment of these investments will be included in the Company's financial statements.

                         CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position as of March 31,2004, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United Sates of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003, audited financial statements. The results of operations for the periods ended March 31, 2004 and 2003 are note necessarily indicative of the operating results for the full years.

                                  GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of March 31, 2004, the Company has generated no revenues and has incurred losses totaling $5,764,259 for the period from August 26, 2002 (inception) through March 31, 2004. As March 31, 2004 the Company has working capital of $72,344 but the loss since inception raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to take the following steps that it hopes will be sufficient to provide Bluetorch with the ability to continue in existence:


REVENUE

On September 8, 2003 the Company's subsidiary, Unboxed, signed an agreement to license (with an option to purchase in 2006) the Bluetorch trademark for apparel and certain other product categories. Unboxed began shipment to retail of Bluetorch branded apparel in the first quarter of 2004 with a limited product line of domestically produced young men's embroidered and/or screened t-shirts and sweatshirts. In the second quarter of 2004, Unboxed will begin shipment to retail of similar apparel product in the junior's side. In the second half of 2004, Unboxed will ship a dramatically broader Bluetorch apparel line (as compared to first half of 2004) as the Company will include foreign sourced product in young men's and junior's including wovens, knits and denim.

Bluetorch Inc. has been working to acquire additional trade names. On October 21,2003 the Company's other subsidiary, Total Sports finalized an agreement to license (with an option to purchase) the True Skate Apparel ("TSABrand") trademark. Total Sports will begin began shipping TSABrand apparel to retailers in April 2004. This product line being shipped in the second quarter of 2004 is limited as Total Sports inherited this product line upon licensing the brand. Management feels that the TSABrand being shown to retailers for delivery starting July 2004 is a broader, more fashion correct product line. Total Sports will also look to broaden the distribution of where TSABrand has been historically sold. In addition to the core shops that have carried TSABrand since 1991, Total Sports is planning to expand the brand's presence into better department stores and upper-end sporting goods retailers.

Total Sports will also start generating revenue as a result of its licensing agreement for the Airwalk trademark in apparel. This agreement allows Total Sports to begin shipping to retailers starting in July of 2004. Management is projecting the Airwalk label to generate the largest percentage of revenue in 2004 from its portfolio of brands despite being limited to six months of shipments in 2004.

On March 6th, 2004 Unboxed signed a letter of intent with Dome Exchange Pty. for the licensing rights of Aztec Rose for the North American territory. Unboxed in now working on completing a definitive agreement in order to ship initial product for the spring 2005 season rather than the Holiday 2004 season as originally projected.

FINANCING

On June 19, 2003, Bluetorch Inc. filed an Offering Circular that authorizes the Company to raise up to $3,000,000 via sale of its common stock. Through March 31,2004 the Company has raised $1,812,185 against this limit, and an additional $270,000 through May 6, 2004. These sums include both cash proceeds and conversion of debt. This leaves $917,815 that Bluetorch management will continue to pursue from the equity markets. Part of this will be pursued through an agreement that Bluetorch entered into in October 2003 with an Investment Agreement pursuant to which the investment advisor agreed to purchase $1,800,000 of the Company's common stock over a one year period ending October 2004.

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


(2)  Investments:

On August 21, 2003, the Company formed Unboxed for the purpose of owning and operating the Bluetorch license agreement.

In October 2003, the Company formed Total Sports for the purpose of owning and operating the True Skate Apparel brand ("TSABrand),".

Unboxed and Total Sports are wholly-owned subsidiaries ("Investments")of the Company and are focused on providing apparel to the action sports area, including surfing, wakeboarding, and skateboarding. The Investments plan to develop high tech garments for athletes and participants in these sports as well as designing more casual lifestyle clothing aimed at a wider range of consumers. The portfolio companies plan to begin manufacturing and marketing under various brand names and will market apparel to high end sporting goods stores, mid-tier department stores, as well as specialty chains. The TSABrand name, will be marketed to specialty shops and to high end sporting goods and specialty chains.

As required by the SEC's Accounting Series Release ("ASR") 118, the investment committee of the Company is required to assign a fair value to all investments. To comply with Section 2(a)(41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the company's portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such individuals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

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

The Company's Board of Directors has determined the carrying value of it's Investment Portfolio, in accordance with the Company's valuation policy, at March 31,2004 to be the actual investment. The investment Unboxed should be valued at $727,698 as of March 31,2004 comprised of the following: Warrants issued and cash paid to acquire the licensing rights of $418,326 and $45,000 respectively, inventory of $26,635, sales commission draws paid of $1,500 and advances from Bluetorch of $236,237.

As of March 31,2004, Total Sports has been valued at $126,261 comprised of the following: cash paid to acquire the licensing rights of $54,000, inventory of $25,000, sales commission draws paid of $1,500 and advances from Bluetorch of $45,761.

    (3)   Equity

During the three months ended March 31, 2004, the Company issued 17,166,667 shares of common stock for cash per its Offering Circular. The shares were sold at below market value and accordingly a stock discount expense of $124,250 has been recognized on the accompanying financial statements.


     (4)  Subsequent  Events

EQUITY  TRANSACTIONS

Subsequent  to  March  31,  2004  and through May 6, 2004 the Company has issued
10,800,000  common  shares  in  exchange  for  $270,000.


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

CRITICAL  ACCOUNTING  POLICY  AND  ESTIMATES

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management will evaluate its estimates and judgments, including those related to revenue recognition, accrued expenses, financial operations, and contingencies and litigation. Management will base its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying value of the assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, such as the deferred tax asset valuation. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash totaling $128,748 as of March 31, 2004. Our other assets were security deposits of $5,557 for the Company's headquarters in Cerritos California and investment in portfolio companies of $853,959; total assets at March 31, 2004 were $988,264. At March 31, 2004 our total liabilities of $61,961 represented $47,961 of accounts payable and $14,000 of loans payable to related parties.

OUR  PLAN  OF  OPERATION  FOR  THE  NEXT  TWELVE  MONTHS

As we discussed in our recent 10K filing, 2003 was a year of restructuring for Bluetorch Inc., including the formation and investment in our subsidiary companies. Paramount in this process was the replacement of the original portfolio of brands with three new ones. As a result, we created Unboxed Distribution Inc., which now wholesales and markets Bluetorch branded apparel. Total Sports Distribution Inc. was established to market and wholesale both True Skate Apparel (TSABrand) and Airwalk branded apparel.

Unboxed shipped its first Bluetorch apparel product of young men's t-shirts to retailers in the first quarter of 2004. As previously announced, Unboxed plans to ship their first junior's t-shirts in the second quarter of 2004. Young men's and junior's denim, tops and bottoms (knits & wovens) are scheduled for shipment starting July 2004. As a result, the number of Bluetorch styles available for shipment to retailers will more than triple in the third and forth quarters versus the first quarter of 2004. Unboxed anticipates that this will generate a greater volume of buying per retail account.

Unboxed had net sales of $43,524 in the first quarter with only young men's t-shirts available for shipment. Unboxed opened and shipped 68 retail accounts in the first quarter. The management of Unboxed is forecasting that the majority of its net sales in 2004 will occur in the third and forth quarters. This assumption is based on the significantly expanded product line and the ongoing expansion of new retailers carrying Bluetorch apparel.

The third and forth quarter revenues for Unboxed will also reflect a higher per unit wholesale price as the first quarter revenues were reliant on the lowest wholesale cost product (t-shirts).

Total Sports shipped its first product (TSABrand) in April 2004. The licensing agreement for Airwalk apparel allows Total Sports to begin shipping product in July 2004. We have forecasted Airwalk to provide the majority of the revenue for 2004 out of the three brands presently within our subsidiary companies.

Given that the collective product lines of our two subsidiaries will more than quadruple (1st quarter 2004 versus 2nd & 3rd quarters 2004), we are projecting a dramatic spike in the collective net sales of our subsidiaries in the second half of 2004 as compared to the first half. This assumption is also supported by the additional retail accounts projected to be opened by both subsidiaries.

As previously announced, Unboxed did sign a letter-of-intent to license the Aztec Rose junior's label for North America. Unboxed in now working on completing a definitive agreement in order to ship initial product for the spring 2005 season rather than the Holiday 2004 season as originally projected.

Bluetorch will continue to look and possibly make additional investments (in new brands) on behalf of its existing subsidiaries and/or any new potential subsidiary in 2004 and/or beyond.

As of March 31, 2004, the Company has not recognized any revenues from its portfolio investments and for the three months ended March 31, 2004 has incurred an operating loss of $395,713. The loss represents expenses including payroll of $63,310, consulting fees for investment banking and investor relations of $56,505 and professional fees incurred for legal and accounting services of $26,961. Also included in the loss are expenses of $124,250 related to issuing stock at a discount and interest and penalties of $50,000 related to the retirement of 260,000 shares of Preferred Series B stock.

Failure to successfully develop our portfolio companies would hinder the Company's ability to increase the size of our operations and realize asset appreciation. If we are not able to generate additional revenues adequate to cover increased operating costs, our business may ultimately fail.

We have cash equivalents of $128,748 as of March 31, 2004. Subsequent to March 31, 2004, the Company received proceeds of $230,500 from the sale of its securities. In the opinion of management, available cash is not sufficient to fund current operations. However, management believes that it can obtain adequate capital via issuance and sale of its securities.


ITEM  3.  QUANTATATIVE  AND  QUALATATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

Our business activities contain elements of risk. We consider the principal types of risk to be portfolio valuations and fluctuations in interest rates. We consider the management of risk essential to conducting our business. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

As a business development company, we invest in illiquid securities including debt and equity securities of primarily private companies and non-investment grade CMBS. Our investments are generally subject to restrictions on resale and generally have no established trading market. We value substantially all of our investments at fair value as policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgments be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

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

Because we may borrow money to make investments, our net investment income b before net realized and unrealized gains or losses, or net investment income, is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which would reduce our net investment income. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities.


ITEM  4.  CONTROLS  AND  PROCEDURES

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



                           PART II: OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     During the quarter ended March 31, 2004, the Company issued an aggregate of 36,332,620 shares of its common stock, of which 22,500,000 shares were issued for cash pursuant to an Investment Agreement entered into on October 2003. The remaining 13,832,620 shares were issued upon conversion of shares of the Company's Series B Preferred Stock, of which 1,666,667 shares related to interest and penalties.

     In February and March 2004, the Company purchased for cash 30,000 shares of its Series B Preferred Stock at a price of $1.00 per share, from the holder thereof in a private transaction.

ITEM  6:  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits.

None.

(b)  Reports  on  Form  8-K.

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 BLUETORCH, INC.


May  17,  2004                            By:/s/  Bruce  MacGregor
                                            ---------------------------
                                           Bruce  MacGregor,  President