Form 10-K/A
period 2003-12-31
BLUETORCH, INC.
filed 2004-06-14
CIK 1084133

SECURITIES AND EXCHANGE COMMISION
                              WASHINGTON, DC 20549
                                  -------------
                                    FORM 10-K/A

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

ITEM  1.        DESCRIPTION  OF  BUSINESS

A.     IN  GENERAL

Bluetorch, Inc. (the "Company" or "Bluetorch"), a Nevada corporation, was incorporated on January 29, 1997. The Company's name was changed to Medex Corp. on June 24,2002 and then to Aussie Apparel Group Ltd. on October 21,2002 and then to Bluetorch, Inc. on October 24, 2003.

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


ITEM  8.              Financial  Statements.



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We  conducted  our  audits  in  accordance with auditing standards of the Public
Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We  believe  that  our  audits  provide  a  reasonable  basis  for  our opinion.

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
------------------------------
Santa  Monica,  California
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




ITEM  15.       EXHIBITS  AND  REPORTS  ON  FORM  8K

(a)     All  Financial  Statements.
(b)     Exhibits.  None.
(c)     Reports  on  Form  8-K.  None.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of June 2004.


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

NAME                          POSITION                          DATE
----                          --------                          ------

/S/  BRUCE  MACGREGOR     PRESIDENT,  CHIEF  EXECUTIVE          June 10,  2004
 Bruce  MacGregor         OFFICER  AND  DIRECTOR

/S/ SCOTT A. BATTENBURG   VICE  PRESIDENT-  FINANCE  AND        June 10,  2004
Scott  Battenburg         CHIEF  FINANCIAL  OFFICER

/S/READ  WORTH            DIRECTOR                              June 10,  2004

/S/SHANE  H.  TRAVELLER   DIRECTOR                              June 10,  2004

                                 CERTIFICATIONS

I,  Bruce  MacGregor,  certify  that:

1.     I  have  reviewed  this annual report  on Form 10-K/A of Bluetorch, Inc;

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

Date:  June 10,  2004

BY:  /S/  BRUCE  MACGREGOR
--------------------------
Bruce  MacGregor,  President

                                 CERTIFICATIONS

I,  Scott  Battenburg,  certify  that:

1.     I  have  reviewed this annual  report  on Form 10-K/A of Bluetorch, Inc;

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

Date:  June 10,  2004

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

/s/  Bruce  MacGregor
---------------------

Bruce  MacGregor
Chief  Executive  Officer

June 10,  2004