Form 10-K/A
period 2003-12-31
BLUETORCH, INC.
filed 2004-07-21
CIK 1084133

SECURITIES AND EXCHANGE COMMISION
                              WASHINGTON, DC 20549
                                   FORM 10-K/A

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

                                     Nevada
                                     ------
                 (State or Other Jurisdiction of Incorporation)

               12607 Hiddencreek Way, Suite S, Cerritos, CA 90703
               --------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                  562-623-4040
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

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

                                     PART 1
                                     ------

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

The Company's principal office is located at 12607 Hiddencreek Way, Suite S, Cerritos, CA 90703. The telephone number is (562) 623-4040.

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

F.  SALES

Unboxed has shipped a limited amount of domestically made Bluetorch branded product to retailers in the US market in the 1st quarter of 2004. This product includes young men's t-shirts that are embroidered and/or screened. Additionally, Unboxed is now selling a much broader apparel range for July 2004 delivery that includes all of the lines foreign sourced apparel items including wovens, knits and denim.

Total Sports is also optimistic that the addition of the Airwalk brand will contribute in a meaningful way to that Company's growth. The license for Airwalk apparel allows Total Sports to commence shipping to retailers in July of 2004. Of all the brands currently in our portfolio, we are projecting Airwalk to contribute the greatest level of revenue in 2004

The Total Sports sales force is now selling TSABrand and Airwalk apparel product for 2nd half 2004 delivery.

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

There is no one methodology to determine enterprise value and, in fact, for any one-portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To determine the enterprise value of a portfolio company, we analyze its historical and projected financial results. We generally require portfolio companies to provide annual audited and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year. Typically in the private equity business, companies are bought and sold based upon multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value. The private equity industry uses financial measures such as EBITDA or EBITDA (Earnings Before Interest, Taxes, Depreciation, Amortization and, in some instances,
Management fees) in order to assess a portfolio company's financial performance and to value a portfolio company. EBITDA and EBITAM are not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States of America and such information should not be considered as an alternative to net income, cash flow from operations, or any other measure of performance prescribed by accounting principles generally accepted in the United States of America. When using EBITA to determine enterprise value, we may adjust EBITA for non-recurring items. Such adjustments are intended to normalize EBITA to reflect the portfolio company's earnings power. Adjustments to EBITDA may include compensation to previous owners, acquisition, recapitalization, or restructuring related items or one-time non-recurring income or expense items.

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

Critical  Accounting  Policy  and  Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management will evaluate its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management will base its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, such as the investment in portfolio companies and deferred tax asset valuation. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 .

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

Unboxed has shipped a limited amount of domestically made Bluetorch branded product to retailers in the US market in the 1st quarter of 2004. This product includes young men's t-shirts that are embroidered and/or screened. We are now selling a much broader apparel range for July 2004 delivery that includes all of the lines foreign sourced apparel items including wovens, knits and denim.

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

Management plans to take the following steps that it hopes will be sufficient to provide Bluetorch with the ability to continue in existence:

REVENUE

On September 8, 2003 the Company's subsidiary, Unboxed, signed an agreement to license (with an option to purchase in 2006) the Bluetorch trademark for apparel and certain other product categories. Unboxed began shipment to retail of Bluetorch branded apparel in the first quarter of 2004 with a limited product line of domestically produced young men's embroidered and/or screened t-shirts.In the second half of 2004, Unboxed will ship a dramatically broader Bluetorch apparel line (as compared to first of 2004) as the Company will include foreign sourced product in young men's and junior's including wovens, knits and denim.

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



NAME                          POSITION                          DATE
----                          --------                          ------

/S/  BRUCE  MACGREGOR     PRESIDENT,  CHIEF  EXECUTIVE          July  21,  2004
 Bruce  MacGregor         OFFICER  AND  DIRECTOR

/S/  SCOTT  A. BATTENBURG   VICE  PRESIDENT-  FINANCE  AND      July  21,  2004
Scott  Battenburg         CHIEF  FINANCIAL  OFFICER

/S/READ  WORTH            DIRECTOR                              July  21,  2004
Read Worth

/S/SHANE  H.  TRAVELLER   DIRECTOR                              July  21,  2004
Shane H. Traveller