Form 10-Q/A
period 2004-03-31
BLUETORCH, INC.
filed 2004-07-21
CIK 1084133

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-Q /A

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

Management plans to take the following steps that it hopes will be sufficient to provide Bluetorch with the ability to continue in existence:

REVENUE

On September 8, 2003 the Company's subsidiary, Unboxed, signed an agreement to license (with an option to purchase in 2006) the Bluetorch trademark for apparel and certain other product categories. Unboxed began shipment to retail of Bluetorch branded apparel in the first quarter of 2004 with a limited product line of domestically produced young men's embroidered and/or screened t-shirts. In the second half of 2004, Unboxed will ship a dramatically broader Bluetorch apparel line (as compared to first half of 2004) as the Company will include foreign sourced product in young men's and junior's including wovens, knits and denim.

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

Unboxed had net sales of $1,845 in the first quarter with only young men's t-shirts available for shipment. Unboxed opened and shipped 3 retail accounts in the first quarter. The management of Unboxed is forecasting that the majority of its net sales in 2004 will occur in the third and forth quarters. This assumption is based on the significantly expanded product line and the ongoing expansion of new retailers carrying Bluetorch apparel.

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

                                 BLUETORCH, INC.



July  21,  2004                             By:/s/  Bruce  MacGregor
                                            ---------------------------
                                           Bruce  MacGregor,  President