Form 10-Q
period 2004-06-30
BLUETORCH, INC.
filed 2004-08-19
CIK 1084133

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

    [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                        For Quarter Ended: June 30, 2004

                                       OR

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                         Commission File No. 000-3084133

                                 BLUETORCH  INC.
                                 ---------------

             (Exact name of registrant as specified in its charter)


         Nevada                                             90-0093439
----------------------------                        ------------------------
 (State  of  Incorporation)                            (I.R.S.  Employer  I.D.)


                         12607 Hiddencreek Way, Suite S
                               Cerritos, CA 90703
                            Telephone (562) 623-4040
          (Address and telephone number of principal executive offices and principal place of business)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 19, 2004, the registrant had a total of 257,880,252 shares of common stock issued and outstanding.





                         BLUETORCH  INC.
                    CONDENSED  BALANCE  SHEETS
                                                                     June 30, 2004    December 31, 2003
                                                                     ---------------  -------------------
                                                                         (Unaudited)
ASSETS

  Investments in portfolio companies. . . . . . . . . . . . . . . .  $    1,161,054   $          559,405
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          35,354                  517
  Property & equipment, net . . . . . . . . . . . . . . . . . . . .          34,084
  Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,557                    -
                                                                     ---------------  -------------------

                                                                     $    1,236,049   $          559,922
                                                                     ===============  ===================


        LIABILITIES  AND  STOCKHOLDERS'  EQUITY

Current liabilities
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .  $       86,183   $          106,156
  Loans payable, related parties. . . . . . . . . . . . . . . . . .               -               26,000
                                                                     ---------------  -------------------

          Total current liabilities . . . . . . . . . . . . . . . .          86,183              132,156
                                                                     ---------------  -------------------

Stockholders' equity
  Preferred series B, $.001 par value; 190,000 shares issued
    and outstanding . . . . . . . . . . . . . . . . . . . . . . . .             190                  480
  Preferred series C, $.001 par value; 10,000,000 shares issued
    and outstanding . . . . . . . . . . . . . . . . . . . . . . . .          10,000               10,000
  Common stock, $.001 par value;950,000,0000 shares
    authorized; 243,505,252 and 190,372,632 shares issued and
    outstanding at June 30, 2004 and December 31, 2003 respectively         243,505               54,277
  Common stock subscriptions receivable . . . . . . . . . . . . . .         (18,750)            (112,500)
  Additional paid in capital. . . . . . . . . . . . . . . . . . . .       6,785,560            5,844,055
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . .      (5,870,639)          (5,368,546)
                                                                     ---------------  -------------------

          Total stockholders' equity. . . . . . . . . . . . . . . .       1,149,866              427,766
                                                                     ---------------  -------------------

                                                                     $    1,236,049   $          559,922
                                                                     ===============  ===================
The  accompanying  notes  form  an  integral part of these financial statements.




                                            BLUETORCH  INC.

                                 CONDENSED  STATEMENTS  OF  OPERATIONS
                                                   (Unaudited)



                                     For The          For The          For The          For The
                                     Three Months     Three Months     Six Months       Six Months
                                     Ended            Ended            Ended            Ended
                                     June 30, 2004    June 30, 2003    June 30, 2004    June 30, 2003
                                     ---------------  ---------------  ---------------  ---------------


Income. . . . . . . . . . . . . . .  $            -   $            -   $            -   $            -
                                     ---------------  ---------------  ---------------  ---------------

Expenses -
  General and administrative. . . .        (230,630)      (1,112,050)        (502,094)      (1,531,201)

  Cost associated with cancellation
     of options . . . . . . . . . .               -       (2,784,600)               -       (2,784,600)
                                     --------------   --------------   ---------------  ---------------
          Total expenses. . . . . .        (230,630)      (3,896,650)        (502,094)      (4,315,801)
                                     ---------------  ---------------  ---------------  ---------------

Net loss. . . . . . . . . . . . . .  $     (230,630)  $   (3,896,650)  $     (502,094)  $   (4,315,801)
                                     ===============  ===============  ===============  ===============


Basic and diluted - loss per share.  $        (0.00)  $        (0.02)  $       (0.00)   $       (0.03)
                                     ===============  ===============  ===============  ===============

Weighted average common shares -
  basic and diluted . . . . . . . .     236,305,252      170,655,998      226,095,952      171,338,347
                                     ===============  ===============  ===============  ===============
The  accompanying  notes  form  an  integral part of these financial statements.



                                               BLUETORCH  INC.

                             SCHEDULE  OF  INVESTMENTS  IN  PORTFOLIO  COMPANIES


                                                    June 30, 2004


                                    Description     Percent                     Fair
Company. . . . . . . . . . . . . .  of Business     Ownership       Cost        Value            Affiliation

Unboxed Distribution, Inc. . . . .  Extreme Sports     100%         $  843,573  $  843,573  (1)  Yes
                                    Apparel

Total Sports Distribution, Inc.. .  Extreme Sports     100%         $  317,481  $  317,481  (1)  Yes
                                                                    ----------  ----------  ---
                                    Apparel

Investments in Portfolio Companies                                  $1,161,054  $1,161,054
                                                                    ==========  ==========



     (1)  Fair  value was determined by the  Company's  Board  of  Directors  based  on  the  actual cost  of  investment. See  also  Note  2  for  further  explanation  on  the  Company's  methods of  determining  fair  values.


                                     BLUETORCH   INC.

                               STATEMENTS  OF  CASH  FLOWS

                     FOR  SIX  MONTHS  ENDED  JUNE  30, 2004 and 2003
                                       (Unaudited)


                                                                      2004          2003
                                                                -----------  ------------


Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (502,094)  $(4,315,801)

  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Costs associated with converting stock at a discount. . .           -       166,101
     Legal and other expense associated with stock issuance. .       5,345             -
     Shares issued for settlement of interest on Series B. . .      50,000             -
     Depreciation and amortization expense . . . . . . . . . .       2,450             -
     Write off of notes payable. . . . . . . . . . . . . . . .     (14,000)            -
     Stock Issued for employee compensation/services . . . . .           -       328,662
     Stock Issued for debt conversion costs. . . . . . . . . .           -        78,750
     Series C Preferred shares issued in exchange for services           -       367,500
     Notes and loans payable issued for services . . . . . . .           -       413,000
     Costs associated with cancellation of options . . . . . .           -     2,784,600

  Changes in operating assets and liabilities:

      Deposits . . . . . . . . . . . . . . . . . . . . . . . .      (5,557)            -
      Accounts payable . . . . . . . . . . . . . . . . . . . .     (19,973)       74,049
      Loans payable. . . . . . . . . . . . . . . . . . . . . .     (12,000)            -
      Deposits payable . . . . . . . . . . . . . . . . . . . .           -       (10,000)
                                                                -----------  ------------


          Net cash used in operating activities. . . . . . . .    (495,829)     (113,139)
                                                                -----------  ------------

Cash flows from investing activities:
     Purchases of Fixed Assets . . . . . . . . . . . . . . . .     (36,534)            -
     Payments advanced to portfolio investment companies . . .    (601,649)            -
                                                                -----------  ------------

          Net cash used in investing activities. . . . . . . .    (638,183)            -
                                                                -----------  ------------

Cash flows from financing activities:
    Proceeds from issuance of common stock . . . . . . . . . .   1,198,849        62,819
    Purchase of Series B preferred stock . . . . . . . . . . .     (30,000)            -
    Issuance of convertible debentures . . . . . . . . . . . .           -        25,000
    Proceeds of notes payable. . . . . . . . . . . . . . . . .           -        40,000
                                                                -----------  ------------

          Net cash provided by financing activities. . . . . .   1,168,849       127,819
                                                                -----------  ------------

Net increase in cash . . . . . . . . . . . . . . . . . . . . .      34,837        14,680
Cash - beginning of period . . . . . . . . . . . . . . . . . .         517           912
                                                                -----------  ------------

Cash - end of period . . . . . . . . . . . . . . . . . . . . .  $   35,354   $    15,592
                                                                ===========  ============
The  accompanying  notes  form  an  integral part of these financial statements.





                        NOTES TO THE FINANCIAL STATEMENTS

(1)  Description  of  Business

                            ORGANIZATION AND BUSINESS

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

The Company's name was changed to Bluetorch Inc. ("Bluetorch") effective November 3, 2003.

On June 19, 2003, the Company became a "Business Development Company" ("BDC") pursuant to applicable provisions of the Investment Company Act of 1940 (the "Investment Company Act").

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

                         CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2004, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United Sates of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003, audited financial statements on Form 10-K. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full years

                                  GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of June 30, 2004, the Company has generated no revenues and has incurred losses totaling $5,870,639 for the period from August 26, 2002 (inception) through June 30, 2004. As of June 30, 2004, the Company has negative working capital of $45,272. The negative working capital combined with the losses since inception raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to take the following steps that it hopes will be sufficient to provide Bluetorch Inc. with the ability to continue in existence:

                                     REVENUE

On September 8, 2003, one of the Company's subsidiaries, Unboxed Distribution, Inc. ("Unboxed"), signed an agreement to license (with an option to purchase in 2006) the Bluetorch trademark for apparel and certain other product categories. Unboxed began limited shipments to retail of Bluetorch branded apparel in the first quarter of 2004 with a limited product line of domestically produced young men's embroidered and/or screened t-shirts.

Bluetorch Inc. has been working to acquire additional trade names. On October 21, 2003, the Company's other subsidiary, Total Sports Distribution, Inc. ("Total Sports") finalized an agreement to license (with an option to purchase) the True Skate Apparel ("TSABrand") trademark.

Total Sports will also start generating revenue from apparel sales as a result of its licensing agreement for the Airwalk trademark. This agreement allows Total Sports to begin shipping to retailers starting in July of 2004.

                                    FINANCING

On June 19, 2003, Bluetorch Inc. filed an Offering Circular that authorized the Company to raise up to $3,000,000 via sale of its common stock. Through June 25, 2004, the Company has raised $2,267,057 against this limit. On June 24, 2004, the Company filed a second Offering Circular that authorizes the Company to raise up to $5,000,000 via sale of its common stock. Subsequent to June 30, 2004 and through August 19, 2004, the Company has raised $115,000 against this limit. These sums include both cash proceeds and conversion of debt. This leaves $4,885,000 that Bluetorch management will continue to pursue from the equity markets.

Management will also endeavor to utilize debt financing (subsidiary receivables and/or inventory financing) to create additional working capital.

                                   CONCLUSION

Management is projecting the majority of 2004's revenue to be created in the second half of 2004 due to the quadrupling of the collective product lines as compared to the collective first half product line. Management is anticipating that the cash generated from the projected revenue, combined with cash raised from a combination of equity and debt financing, will allow Bluetorch and its subsidiaries, Unboxed and Total Sports, to continue as a going concern through December 31, 2004 and continue to grow their operations and revenues. Whereas the Company believes it will be successful with its plans, due to market factors and economic conditions, no assurance can be given that financing will be available on favorable terms or at all.

(2)  Investments

On August 21, 2003, the Company formed Unboxed for the purpose of owning and operating the Bluetorch license agreement.

On October 21, 2003, the Company formed Total Sports for the purpose of owning and operating the True Skate Apparel brand ("TSABrand)".

Unboxed and Total Sports are wholly-owned subsidiaries ("Investments") of the Company and are focused on providing apparel to the action sports markets, including surfing, wakeboarding and skateboarding. The Investments plan to develop high tech garments for athletes and participants in these sports as well as designing more casual lifestyle clothing aimed at a wider range of consumers. The portfolio companies plan to begin manufacturing and marketing under various brand names and will market apparel to high end sporting goods stores, mid-tier department stores, as well as specialty chains. The TSABrand name will be marketed to specialty shops and to high end sporting goods and specialty chains.

As required by the SEC's Accounting Series Release ("ASR") 118, the investment committee of the Company is required to assign a fair value to all investments. To comply with Section 2(a)(41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the Company's portfolio. The directors must recognize their responsibilities in this matter and, whenever technical assistance is requested from individuals who are not directors, the findings of such individuals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

No single standard for determining "fair value in good faith" can be laid down, since fair value depends upon the circumstances of each individual case. As a general principle, the current "fair value" of an issue of securities being valued by the board of directors would appear to be the amount which the owner might reasonably expect to receive for them upon their current sale. Methods, which are in accord with this principle, may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors which the directors should consider in determining a valuation method for an individual issue of securities include:
1) the fundamental analytical data relating to the investment; 2) the nature and duration of restrictions on disposition of the securities; and 3) an evaluation of the forces which influence the market in which these securities are purchased and sold. Among the more specific factors which are to be considered are: type of security, financial statements, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at time of purchase, special reports prepared by analysis, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, price and extent of public trading in similar securities of the issuer or comparable companies, and other relevant matters.

The board has arrived at the following valuation method for its investments. Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, and in absence of a recent appraisal, the value of the investment shall be based on the following criteria:

1. Total amount of the Company's actual investment ("AI"). This amount shall include all loans, purchase price of securities and fair value of securities given at the time of exchange.
2.  Total  revenues  for  the  preceding  twelve  months  ("R").
3.  Earnings  before  interest,  taxes  and  depreciation  ("EBITD")  .
4.  Estimate  of  likely  sale  price  of  investment  ("ESP").
5.  Net  assets  of  investment  ("NA").
6.  Likelihood  of  investment  generating  positive  returns  (going  concern).

The  estimated  value  of  each  investment  shall  be  determined  as  follows:

- Where no or limited revenues or earnings are present, then the value shall be the greater of the investment's a) net assets, b) estimated sales price, or c) total amount of actual investment.
- Where revenues and/or earnings are present, then the value shall be the greater of one time (1x) revenues or three times (3x) earnings, plus the greater of the net assets of the investment or the total amount of the actual investment.
- Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investment's ability to continue as a going concern.

The Company's board of directors has determined the carrying value of its Investment Portfolio, in accordance with the Company's valuation policy, at June 30, 2004 to be the actual investment. The investment Unboxed should be valued at $843,573 at June 30, 2004, comprised of the following: Warrants issued and cash paid to acquire the licensing rights of $418,326 and $45,000 respectively, inventory of $82,519, pre-paid expenses $9,184 and advances from Bluetorch of $288,544.

As of June 30, 2004, Total Sports has been valued at $317,481 comprised of the following: cash paid to acquire the licensing rights of $97,413, inventory of $88,393, trade show booths of $15,000, pre-paid expenses of $9,090 and advances from Bluetorch of $107,585.

(3)  Equity

During the six months ended June 30, 2004, the Company issued 33,966,667 shares of common stock for cash per its Offering Circular.

(4)  Restatement

Expenses reported in the statement of operations for the three months ended March 31, 2004 and additional paid in capital were restated to reflect the reversal of stock market discount expense recorded on sale of common stock. The effect of the restatement is as follows:

                                   As  restated               As  reported
                                 ---------------             -------------
Additional  paid  in  capital    $     6,578,012             $  6,702,262
General  &  Administrative
  expenses                       $       271,463             $    395,713
Per  share                       $        (0.00)             $      (0.00)

(5)  Subsequent  Events

EQUITY  TRANSACTIONS

Subsequent to June 30, 2004 and through Aug 19, 2004 the Company has issued 14,375,000 common shares in exchange for $115,000.


ITEM  2:     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

This information statement contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "predicts," "should," "expects," "plans," "anticipates," "believes," "estimates," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from these indicated by such forward-looking statements. These factors include but are not limited to economic conditions generally and in the industries in which Bluetorch Inc may participate, competition within Bluetorch Inc.'s chosen industry, including competition from much larger competitors, technological advances and failure by Bluetorch Inc. to successfully develop business relationships.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this information statement to conform such statements to actual results. The foregoing management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes herein.

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, management will evaluate its estimates and judgments, including those related to revenue recognition, accrued expenses, financial operations, and contingencies and litigation. Management will base its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying value of the assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, such as the investments in our portfolio companies and deferred tax asset valuation. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our quarterly report on Form 10-Q for the quarter ended June 30, 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash totaling $35,354 as of June 30, 2004. Our other assets were security deposits of $5,557 for the Company's headquarters in Cerritos, California and investments in portfolio companies of $1,161,054; total assets at June 30, 2004 were $1,236,049. At June 30, 2004, our total liabilities of $86,183 represented $58,025 of accounts payable and $28,158 of accrued payroll.

The investments in our portfolio companies increased from $559,405 at December 31, 2003 to $1,161,054 at June 30, 2004. This increase was principally attributed to additional royalty payments and further advances by the Company.

The general and administrative expenses have reduced considerably from 2003 to 2004, due to the 2003 numbers including start-up costs, larger salary expenses and significant financing expenses.

PLAN  OF  OPERATION  FOR  THE  NEXT  TWELVE  MONTHS

As we discussed in our recent 10-K/A filing, 2003 was a year of restructuring for Bluetorch Inc., including the formation and investment in our subsidiary companies. Paramount in this process was the replacement of the original portfolio of brands with three new brands. As a result, we created Unboxed Distribution, Inc., which now wholesales and markets Bluetorch branded apparel. Total Sports Distribution, Inc. was established to market and wholesale both True Skate Apparel (TSABrand) and Airwalk branded apparel.

Unboxed shipped its first Bluetorch apparel product of young men's t-shirts to retailers in the first quarter of 2004. As a result, the number of Bluetorch styles available for shipment to retailers will more than triple in the third and fourth quarters versus the first quarter of 2004. Unboxed anticipates that this will generate a greater volume of buying per retail account.

Unboxed had net sales of $1,485 in the first quarter with only young men's t-shirts available for shipment. Unboxed opened and shipped to 3 retail accounts in the first quarter. Unboxed had shipments of $432 in the second quarter of 2004 and had no order backlog as of June 30, 2004. The management of Unboxed is forecasting that the majority of its net sales in 2004 will occur in the third and fourth quarters of 2004 and early 2005. This assumption is based on the significantly expanded product line and efforts to expand to mass retailers and new retailers carrying Bluetorch apparel.

The third and fourth quarter revenues for Unboxed will also reflect a higher per unit wholesale price as the first quarter revenues were reliant on the lowest wholesale cost product (t-shirts).

Total Sports generated no revenue and had no order backlog for the period ended June 30, 2004.

The licensing agreement for Airwalk apparel allows Total Sports to begin shipping product in the second half of 2004. We have forecasted Airwalk to provide the majority of the revenue for 2004 out of the three brands presently within our subsidiary companies.

Given that the collective product lines of our two subsidiaries will more than quadruple (1st quarter 2004 versus 2nd & 3rd quarters 2004), we are projecting increases in collective net sales of our subsidiaries starting in the second half of 2004 and continuing into 2005. This assumption is also supported by the additional retail accounts projected to be opened by both subsidiaries.

The Company and its investment portfolio companies, Unboxed and Total Sports, are continually reviewing their brands and evaluating the most positive strategies to deliver these brands to the appropriate markets. As part of this on-going assessment, management has decided to slightly amend its strategy in order to achieve a more balanced mix of brands across the various market tiers. It is expected that this approach may delay 2004 revenues but will provide improved sales opportunities for 2005.

Bluetorch will continue to look for and possibly make additional investments in new brands on behalf of its existing subsidiaries and/or any new potential subsidiary in 2004 and beyond.

As of June 30, 2004, the Company has not recognized any revenues from its portfolio investments and for the six months ended June 30, 2004 has incurred an operating loss of $502,094. The loss represents expenses including payroll of $128,694, consulting fees for investment banking and investor relations of $101,412 and professional fees incurred for legal and accounting services of $65,479. Also included in the loss are interest and penalties of $50,000 related to the retirement of 260,000 shares of Preferred Series B stock.

Failure to successfully develop our portfolio companies would hinder the Company's ability to increase the size of our operations and realize asset appreciation. If we are not able to generate additional revenues adequate to cover increased operating costs, our business may ultimately fail.

We have cash of $35,354 as of June 30, 2004. Subsequent to June 30, 2004, the Company received proceeds of $115,000 from the sale of its securities. In the opinion of management, available cash is not sufficient to fund current operations. However, management believes that it can obtain adequate capital via issuance and sale of its securities.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

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

As a Business Development Company, we invest in illiquid securities, including debt and equity securities, of primarily private companies and non-investment grade CMBS. Our investments are generally subject to restrictions on resale and generally have no established trading market. We value substantially all of our investments at fair value as policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgments be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments.

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

ITEM  4.     CONTROLS  AND  PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

As of the end of the period covered by this report, the Company's Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operations of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, as required to be included in the Company's periodic SEC filings.

Effective August 9, Scott Battenburg has resigned his position as chief financial officer and our Board of Directors has appointed Bernard Gurr. Mr. Gurr is a Chartered Accountant from Australia having attended the Institute of Chartered Accountants in Australia. Mr. Gurr began his career at Ernst & Young in Sydney. From 1993 to 1994 he was the Director of Finance for World Cup USA 1994 Inc., the organizing body behind the highly successful 1994 World Cup.

CHANGES  IN  INTERNAL  CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, except for the change in our chief financial officer.

PART  II:  OTHER  INFORMATION

ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

During the quarter ended June 30, 2004, the Company issued an aggregate of 16,800,000 shares of its common stock, all of which were issued for cash pursuant to an Investment Agreement entered into in October 2003.

ITEM  6:  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits.

None.

(b)  Reports  on  Form  8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUETORCH  INC.



August  19,  2004                             By:/s/  Bruce  MacGregor
                                            ---------------------------
                                           Bruce  MacGregor,  President