Form 10-Q
period 2004-09-30
BLUETORCH, INC.
filed 2004-11-19
CIK 1084133

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

    [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                      For Quarter Ended: September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 17, 2004, the registrant had a total of 358,397,254 shares of common stock issued and outstanding.



                                TABLE OF CONTENTS

PART  I           FINANCIAL  INFORMATION                                  PAGE

Item  1:          Financial  Statements                                      3
Item 2:           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        9
Item  3:          Quantitative  and  Qualitative  Disclosures
                  About Market Risk                                         10
0Item  4:         Controls  and  Procedures                                 11


PART  II          OTHER  INFORMATION

Item  1:          Legal  Proceedings                                        11
Item  2:          Changes in Securities, Use of Proceeds and
                  Issuer Purchases of Equity  Securities                    11
Item  3:          Defaults  Upon  Senior  Securities                        11
Item  4:          Submission  of  Matters  to  a  Vote  of
                  Security  Holders                                         12
Item  5:          Other  Information                                        12
Item  6:          Exhibits                                                  12

SIGNATURES                                                                  12

PART  I          FINANCIAL  INFORMATION

ITEM  1:         FINANCIAL  STATEMENTS

                                              BLUETORCH  INC.

                                         CONDENSED  BALANCE  SHEETS



                                                                   SEPTEMBER 30, 2004    DECEMBER 31, 2003
                                                                   ------------------  -------------------
                                                                          (Unaudited)
ASSETS

  Investments in portfolio companies                                       $1,363,253             $559,405
  Cash                                                                              -                  517
  Property & equipment, net                                                    29,902                    -
  Deposits                                                                      5,557                    -
                                                                      ---------------  -------------------

                                                                           $1,398,712             $559,922
                                                                      ===============  ===================

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

Current liabilities
  Bank overdraft                                                              $15,702                   $-
  Accounts payable                                                            127,102              106,156
  Loans payable, related parties                                                    -               26,000
                                                                      ---------------  -------------------

          Total current liabilities                                           142,804              132,156
                                                                      ---------------  -------------------

Stockholders' equity
  Preferred series B, $.001 par value; 610,000 shares authorized;
    190,000 shares issued and outstanding                                         190                  480
  Preferred series C, $.001 par value; 10,000,000 shares authorized;
    9,560,000 shares issued and outstanding                                     9,560               10,000
  Common stock, $.001 par value; 950,000,0000 shares authorized;
    331,491,363 and 190,372,632 shares issued and
    outstanding at June 30, 2004 and December 31, 2003, respectively          331,491               54,277
  Common stock subscriptions receivable                                     (162,600)            (112,500)
  Additional paid in capital                                                7,418,865            5,844,055
  Accumulated deficit                                                     (6,341,598)          (5,368,546)
                                                                      ---------------  -------------------

          Total stockholders' equity                                       1,255,908              427,766
                                                                      ---------------  -------------------

                                                                           $1,398,712             $559,922
                                                                      ===============  ===================
The accompanying notes form an integral part of these financial statements.




                                            BLUETORCH  INC.
                                 CONDENSED  STATEMENTS  OF  OPERATIONS
                                             (Unaudited)

                                     Three Months     Three Months     Nine Months      Nine Months
                                         Ended            Ended            Ended            Ended
                                     Sept. 30, 2004   Sept. 30, 2003   Sept. 30, 2004   Sept. 30, 2003
                                     ---------------  ---------------  ---------------  ---------------
Income.                              $             -  $             -  $             -  $             -
                                     ---------------  ---------------  ---------------  ---------------

Expenses -
  General and administrative               (170,958)        (688,639)        (673,052)      (2,219,840)

  Loss on investments in portfolio         (300,000)                -        (300,000)                -
     companies

  Cost associated with cancellation
     of options                                   -                -                 -      (2,784,600)
                                     --------------   --------------   ---------------  ---------------
          Total expenses                   (470,958)        (688,639)        (973,052)      (5,004,440)
                                     ---------------  ---------------  ---------------  ---------------

Net loss                             $     (470,958)  $     (688,639)  $     (973,052)  $   (5,004,440)
                                     ===============  ===============  ===============  ===============

Basic and diluted - loss per share.  $        (0.00)  $        (0.00)  $        (0.00)   $       (0.03)
                                     ===============  ===============  ===============  ===============

Weighted average common shares -
  basic and diluted                      273,853,984      182,325,574      242,131,495      175,599,031
                                     ===============  ===============  ===============  ===============

The accompanying notes form an integral part of these financial statements.



                                               BLUETORCH  INC.

                             SCHEDULE  OF  INVESTMENTS  IN  PORTFOLIO  COMPANIES
                                                (Unaudited)

                                             SEPTEMBER 30, 2004

                                    Description     Percent                      Fair
Company                             of Business     Ownership         Cost       Value        Affiliation


Unboxed Distribution, Inc          Extreme Sports     100%         $917,576    $800,711  (1)   Yes
                                   Apparel


Total Sports Distribution, Inc     Extreme Sports     100%         $373,677    $190,542  (1)   Yes
                                   Apparel

Island Tribe Inc.                  Extreme Sports      51%         $372,000    $372,000  (1)   Yes
                                   Apparel                         ----------  ----------

Investments in Portfolio Companies                                 $1,663,253  $1,363,253
                                                                   ==========  ==========




     (1)  Fair  value  was  determined  by  the  Company's  Board  of  Directors  based  on  the  actual cost  of  investment  less  an  appropriate  write  down  of  inventory  of  the  subsidiary  companies.
          See  also  Note  2  for  further  explanation  on  the  Company's  methods  of  determining  fair  values.


The  accompanying  notes  form  an  integral  part  of  these  financial  statements.



                                     BLUETORCH   INC.

                               STATEMENTS  OF  CASH  FLOWS

                     FOR  NINE  MONTHS  ENDED  SEPTEMBER  30,  2004  AND  2003
                                       (Unaudited)



                                                                      2004          2003
                                                               -----------  ------------

Cash flows from operating activities:
  Net loss                                                      $(973,052)  $(5,004,440)

  Adjustments to reconcile net loss to net cash used in operating activities:

     Costs associated with converting stock at a discount                -       166,101
     Depreciation and amortization expense                           9,131             -
     Forgiveness of notes payable                                 (14,000)             -
     Stock Issued for employee compensation/services                     -       368,662
     Stock Issued for debt conversion costs                              -        78,750
     Series C Preferred shares issued in exchange for services           -       367,500
     Notes and loans payable issued for services                         -       220,048
     Costs associated with cancellation of options                       -     2,784,600
     Loss on investments in portfolio companies                    300,000       530,000


Changes in operating assets and liabilities:

      Prepaid royalties                                                  -      (45,000)
      Deposits                                                     (5,557)             -
      Bank overdraft                                                15,702             -
      Accounts payable                                              20,946        99,463
      Loans payable                                               (12,000)             -
      Deposits payable                                                   -      (10,000)
                                                               -----------  ------------

          Net cash used in operating activities                  (658,830)     (444,316)
                                                               -----------  ------------

Cash flows from investing activities:
     Purchases of equipment                                       (39,033)             -
     Payments advanced to portfolio investment companies         (731,848)             -
                                                               -----------  ------------

          Net cash used in investing activities                  (770,881)             -
                                                               -----------  ------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                       1,403,849       437,332
    Purchase of Series B preferred stock                          (30,000)             -
    Issuance of convertible debentures                                   -        25,000
    Legal  and  other  expense  associated  with stock issuance      5,345             -
    Stock  issued  for  redemption  on  Series  B                   50,000             -
                                                               -----------  ------------

          Net cash provided by financing activities,             1,429,194       462,332
                                                               -----------  ------------

Net increase in cash                                                 (517)        18,016
Cash - beginning of period                                             517           912
                                                               -----------  ------------

Cash - end of period                                            $        -  $     18,928
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

                         CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2004, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United Sates of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003, audited financial statements on Form 10-K. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full years

                                  GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of September 30, 2004, the Company has generated no revenues and has incurred losses totaling $6,341,598 for the period from August 26, 2002 (inception) through September 30, 2004. As of September 30, 2004, the Company has negative working capital of $142,804. The negative working capital combined with the losses since inception raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Management anticipates that Total Sports will generate revenue from apparel sales as a result of its licensing agreement for the Airwalk trademark.

The Company has recently entered into sales agency agreements for selling of the Company's multiple brands.

In accordance with a Stock Purchase Agreement dated August 20, 2004, the Company purchased, via the issuance of its restricted common stock, a 51% interest in Island Tribe Inc. ("Island Tribe"), an innovative surf apparel company. The value of this investment is $372,000, with 30,000,000 restricted common shares in Bluetorch Inc. being issued at a per-share price of $0.0124. The effective date of this transaction is August 1, 2004.

                                    FINANCING

On June 19, 2003, Bluetorch Inc. filed an Offering Circular that authorized the Company to raise up to $3,000,000 via sale of its common stock. Through September 30, 2004, the Company has raised $2,267,057 against this limit. This sum includes both cash proceeds and conversion of debt. On June 24, 2004, the Company filed a new Offering Circular that authorizes the Company to raise up to $5,000,000 via sale of its common stock.

On October 18, 2004 and on November 1, 2004 the Company filed amendments to the June 24, 2004 Offering Circular, reducing the minimum offering share price to $0.004 and $0.0035, respectively. In addition, these amendments included a reduction in the authority to raise capital from $5,000,000 to $2,500,000. Subsequent to June 30, 2004 and through November 17, 2004, the Company has raised $487,600 against this limit. This leaves $2,012,400 available for Bluetorch management to pursue from the equity markets.

Management will also endeavor to utilize debt financing (subsidiary receivables and/or inventory financing) to generate additional working capital.

CONCLUSION

Management is projecting that revenues will be generated in the next 12 months due to the quadrupling of the collective product lines as compared to the collective first half product line. Management is anticipating that the cash generated from the projected revenue, combined with cash raised from a combination of equity and debt financing, will allow Bluetorch and its subsidiaries, Unboxed, Total Sports and Island Tribe Inc., to continue as a going concern through December 31, 2005. Whereas the Company believes it will be successful with its plans, due to market factors and economic conditions, no assurance can be given that financing will be available on favorable terms or at all.

(2)  INVESTMENTS

On August 21, 2003, the Company formed Unboxed for the purpose of owning and operating the Bluetorch license agreement.

On October 21, 2003, the Company formed Total Sports for the purpose of owning and operating the True Skate Apparel brand ("TSABrand)".

As noted above, the Company purchased a 51% interest in Island Tribe, a surf apparel company. The consideration for this investment was $372,000, consisting of 30,000,000 restricted common shares in Bluetorch Inc. being issued at a per-share price of $0.0124. The effective date of this transaction was August 1, 2004. Over the next 4 years, this purchase agreement provides for the Company to receive an additional 24% ownership of Island Tribe Inc. The Company is obligated to pay certain royalties/commissions on future sales of Island Tribe product.

Unboxed and Total Sports are wholly-owned subsidiaries while Island Tribe is a 51% owned subsidiary ("Investments") of the Company and these portfolio companies are focused on providing apparel to the action sports markets, including surfing, wakeboarding and skateboarding. The Investments plan to develop high tech garments for athletes and participants in these sports as well as designing more casual lifestyle clothing aimed at a wider range of consumers. The portfolio companies plan to begin manufacturing and marketing under various brand names and will market apparel to high end sporting goods stores, mid-tier department stores, as well as specialty chains. The TSABrand name will be marketed to specialty shops and to high end sporting goods and specialty chains.

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

The Company's board of directors has determined the carrying value of its Investment Portfolio, in accordance with the Company's valuation policy, at September 30, 2004 to be the actual investment, less an appropriate write-down of inventory of $300,000, held by Unboxed and Total Sports.

The investment in Unboxed is valued at $800,711 at September 30, 2004, comprised of the following: Warrants issued and cash paid to acquire the licensing rights of $418,326 and $45,000 respectively, inventory of $38,219, pre-paid expenses $9,185 and advances from Bluetorch of $289,981. This value represents a decrease of $42,862 from the value at June 30, 2004.

As of September 30, 2004, Total Sports is valued at $190,542 comprised of the following: cash paid to acquire the licensing rights of $99,688, inventory of $59,893, trade show booths of $15,000, pre-paid expenses of $9,184, deposits of $4,498 and advances from Bluetorch of $2,279. This value represents a decrease of $126,939 from the value at June 30, 2004.

(3)  EQUITY

During the nine months ended September 30, 2004, the Company issued 97,286,111 shares of common stock for cash per its Offering Circulars.

The Company also issued 30,000,000 restricted common shares for the purchase of a 51% interest in Island Tribe Inc., valued at $372,000. The number of shares issued was based on a formula whereby Island Tribe was to receive $372,000 of the Company's restricted common stock.

The common stock subscriptions receivable of $162,600 in the accompanying condensed balance sheet at September 30, 2004 consists of amounts receivable from investment banking companies related to the purchase of common shares.

A former employee returned 450,000 Series C preference shares and the Company retired these shares.

During  September 2004, 10,000 shares of Preferred Series C stock were issued in connection with the issuance of 1,111,111 shares of common stock for total proceeds of $10,000.

(4)  SUBSEQUENT  EVENTS
                               EQUITY TRANSACTIONS

Subsequent to September 30, 2004 and through November 17, 2004 the Company has issued 31,875,000 common shares in exchange for $120,000 cash, while 4,969,109 common shares have been returned to the Company and retired.

In November the Company issued a Convertible Debenture in a principal amount of $187,500, convertible into common shares of the Company in an amount up to 53,571,430 shares.

Subsequent to September 30, 2004 and through November 17, 2004, the Company received cash totaling $142,600 relating to common stock subscriptions receivable.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, management will evaluate its estimates and judgments, including those related to revenue recognition, accrued expenses, financial operations, and contingencies and litigation. Management will base its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying value of the assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, such as the investments in our portfolio companies and deferred tax asset valuation. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our quarterly report on Form 10-Q for the quarter ended September 30, 2004.

                              RESULTS OF OPERATIONS

For the nine months ended September 30, 2004, the Company has incurred an operating loss of $973,052. The loss primarily represents expenses including payroll of $174,228, consulting fees for investment banking and investor relations of $131,017, professional fees incurred for legal and accounting services of $134,159 and a $300,000 reduction in the carrying value of the investments in portfolio companies resulting from an inventory write-down in Unboxed Distribution, Inc. and Total Sports Distribution, Inc. Also included in

                                        9
the loss are interest and penalties of $50,000 related to the retirement of 260,000 shares of Preferred Series B stock.

The loss for the nine months to September 30, 2004 is substantially lower than for the nine months ended September 30, 2003, primarily due to the costs recognized in 2003 for the cancellation of options and a reduction in general operating expenses.

The loss for the three months to September 30, 2004 is lower than for the three months ended September 30, 2003, primarily due to a decrease in payroll.
                         LIQUIDITY AND CAPITAL RESOURCES

Our assets were security deposits of $5,557 for the Company's headquarters in Cerritos, California and investments in portfolio companies of $1,363,253; total assets at September 30, 2004 were $1,398,712, as compared to $559,922 at December 31, 2003. At September 30, 2004, our total liabilities of $142,804 were represented by a bank overdraft of $15,702 and $127,102 of accounts payable & accruals; total liabilities at December 31, 2003 were $132,156.

The investments in our portfolio companies increased from $559,405 at December 31, 2003 to $1,363,253 at September 30, 2004. This increase was principally attributed to the acquisition of 51% of Island Tribe Inc. and additional advances by the Company.

The general and administrative expenses have reduced considerably from 2003 to 2004, due to the 2003 numbers including start-up costs, larger salary expenses and significant financing expenses.

                  PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

As we discussed in our recent 10-K/A filing, 2003 and part of 2004 was a period of restructuring for Bluetorch Inc., including the formation and investment in our subsidiary companies. Paramount in this process was the replacement of the original portfolio of brands with three new brands. As a result, we created Unboxed Distribution, Inc., which now wholesales and markets Bluetorch branded apparel. Total Sports Distribution, Inc. was established to market and wholesale both True Skate Apparel (TSABrand) and Airwalk branded apparel. In addition, the Company acquired a 51% interest in Island Tribe Inc. in August 2004.

Unboxed shipped its first Bluetorch apparel product of young men's t-shirts to retailers in the first quarter of 2004. As a result, the number of Bluetorch styles available for shipment to retailers will more than triple in the third and fourth quarters versus the first quarter of 2004. Unboxed anticipates that this will generate a greater volume of buying per retail account.

The Company and its three investment portfolio companies are continually reviewing their brands and evaluating the most positive strategies to deliver these brands to the appropriate markets. As part of this on-going assessment, management has decided to slightly amend its strategy in order to achieve a more balanced mix of brands across the various market tiers. It is expected that this approach may delay 2004 revenues but will provide improved sales opportunities for 2005.

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

We have a cash deficit of $15,702 as of September 30, 2004. Subsequent to September 30, 2004, the Company received proceeds of $120,000 from the sale of its securities. In the opinion of management, available cash is not sufficient to fund current operations. However, management believes that it can obtain adequate capital via issuance and sale of its securities.


ITEM  3:  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

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

As a Business Development Company, we invest in illiquid securities, including debt and equity securities, of primarily private companies and non-investment grade CMBS. Our investments are generally subject to restrictions on resale and generally have no established trading market. We value substantially all of our investments at fair value as policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that

                                       10
judgments be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments.

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

ITEM  4:  CONTROLS  AND  PROCEDURES

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




PART  II     OTHER  INFORMATION


ITEM  1:  LEGAL  PROCEEDINGS
          None


ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

          During the quarter ended September 30, 2004, the Company issued an aggregate of 87,986,111 shares of its common stock.


ITEM  3:  DEFAULTS  UPON  SENIOR  SECURITIES
          None


                                       11

ITEM  4:  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
          None


ITEM  5:  OTHER  INFORMATION
          None

ITEM  6:  EXHIBITS
          None



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUETORCH  INC.




        November  17,  2004                 By:/s/  Bruce  MacGregor
                                            ----------------------------
                                            Bruce  MacGregor,  President