Form 10-K
period 2004-12-31
BLUETORCH, INC.
filed 2005-04-15
CIK 1084133

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                   000-1084133
                            (Commission File Number)

                                 BLUETORCH INC.
               (Exact Name of Registrant as Specified in Charter)

                                   90-0093439
                        (IRS Employer Identification No.)

                                     NEVADA
                                     ------
                 (State or Other Jurisdiction of Incorporation)

               12607 HIDDEN CREEK WAY, SUITE S, CERRITOS, CA 90703
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

Check  whether  the issuer (1) filed all reports to be filed by Section 13 or 15
(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S 8 is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The issuer's revenues for the Fiscal Year ended December 31, 2004 were $-0-. The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the issuer as of December 31, 2004, computed by reference to the market value (closing price) of the registrant's common stock, as reported by the over-the-counter bulletin board, was approximately $2,054,506.

As of March 31, 2005, there were 542,961,709 shares of the issuer's common stock issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes [ ] No [X]



                                                     TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----
PART I
ITEM  1:     DESCRIPTION OF BUSINESS                                                                                   2
ITEM  2:     DESCRIPTION OF PROPERTY                                                                                   9
ITEM  3:     LEGAL PROCEEDINGS                                                                                         9
ITEM  4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                       9

PART II
ITEM  5:     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                                  9
ITEM  6:     SELECTED FINANCIAL DATA                                                                                  10
ITEM  7:     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND RESULTS OF OPERATIONS              10
ITEM 7A:     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK                                               13
ITEM  8:     FINANCIAL STATEMENTS                                                                                     14
ITEM  9:     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES                    33
ITEM 9A:     CONTROLS AND PROCEDURES                                                                                  33

PART III
ITEM 10:     DIRECTORS AND EXECUTIVE OFFICERS                                                                         34
ITEM 11:     EXECUTIVE COMPENSATION                                                                                   35
ITEM 12:     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS           36
ITEM 13:     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                           37
ITEM 14:     PRINCIPAL ACCOUNTANT FEES AND SERVICES                                                                   40
ITEM 15:     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                                                               41


SIGNATURES


All shares and per share numbers for the Company's common stock set forth in this Annual Report give effect to a forward three-for-one (3-for-1) stock split which took effect on April 7, 2003 and a forward five for one (5-for-1) stock split which took effect on May 27, 2003.

Statements contained in this Annual Report that are not historical facts are forward looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from estimated results. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation in
Item 1: "Description of Business" and Item 7: Management's Discussion and Analysis and Financial Condition and Results of Operations below.

PART  I
-------


ITEM  1:      DESCRIPTION  OF  BUSINESS

A.     GENERAL

Bluetorch Inc. (the "Company" or "Bluetorch"), a Nevada corporation, was incorporated on January 29, 1997. The Company's original name was Mercury Software and its name was changed to MedEx Corp. on June 24, 2002; then the Company's name was changed to Aussie Apparel Group, Ltd. on October 21, 2002 and then to Bluetorch Inc. on November 3, 2003.

The Company has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940. See "Certain Government Regulations" (see section F below).

The Company's principal office is located at 12607 Hidden Creek Way, Suite S, Cerritos, CA 90703. The telephone number is (562) 623-4040.

Forward  Looking  Statements

This Annual Report contains forward-looking statements. The Company's expectation of results and other forward-looking statements contained in this Annual Report involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts; and the pace and success of product research and development. These and other factors may cause expectations to differ.

B.     OVERVIEW

Bluetorch Inc. is a public investment company that currently owns two wholly owned subsidiary companies, Unboxed Distribution, Inc. ("Unboxed") and Total Sports Distribution, Inc. ("Total Sports") and a 51% interest in Island Tribe, Inc. ("Island Tribe").

The Company signed an acquisition agreement in December 2002 with Australian-based Federation Group for the Hot Tuna, Xisle and Piranha Boy brands. (Refer to Item 13: "Certain Relationships and Related Transactions"). Bluetorch then spent most of 2003 and the early part of 2004 restructuring its portfolio of apparel brands.

The Company rescinded its acquisition agreement for Hot Tuna, Xisle and Piranha Boy in November 2003 and assigned the rights for the three brands to Frontier International Holdings Pty Ltd. In addition, the Company changed its name from Aussie Apparel Group Ltd. to Bluetorch Inc. in recognition of this brand restructuring and its move away from its original portfolio of Australian brands. The Company had replaced the intended portfolio of brands of Hot Tuna, Xisle and Piranha Boy with other brands including Bluetorch, True Skate Apparel (TSABrand), Airwalk and Island Tribe.

Bluetorch became a business development company ("BDC") on June 19, 2003 in order to better align its structure in terms of raising capital and its ability to make investments

In September 2003, Unboxed signed a licensing agreement (with option to acquire) with Gotcha Brands, Inc. for the Bluetorch label. (Refer to Item 13: "Certain Relationships and Related Transactions").

On January 10, 2004, Total Sports entered into a license agreement (with an option to purchase) with Krash Distribution Inc. to license the True Skate Apparel (TSABrand) name for apparel and accessories. (Refer to Item 13: "Certain Relationships and Related Transactions").

On February 19, 2004 Total Sports signed a definitive agreement with Collective Licensing International, LLC to license the Airwalk brand for apparel in the United States market. (Refer to Item 13: "Certain Relationships and Related Transactions").

In accordance with a Stock Purchase Agreement dated August 20, 2004, the Company purchased, via the issuance of its restricted common stock, a 51% interest in Island Tribe Inc. ("Island Tribe"), a surf apparel company. The value of this investment is $372,000, with 30,000,000 restricted common shares in Bluetorch Inc. being issued at a per-share price of $0.0124. The effective date of this transaction is August 1, 2004. Over the next 4 years, this purchase agreement provides for the Company to receive an additional 24% ownership of Island Tribe, Inc. The Company is obligated to pay certain royalties/commissions on future sales of Island Tribe product.

C.     FUTURE  MARKET

The Company's management team and board of directors have spent the past few months reviewing all aspects of the business, specifically the business model and the best opportunities for corporate success. The underlying objective of this review was to ensure that the Company pursued a business strategy that was in the best interests of the shareholders. As a result, it has been determined that, as an investment company, the Company will only invest in/acquire cash flow positive and profitable businesses. It is anticipated that these entities will have good growth potential as a result of access to additional capital and/or additional management acumen.

As part of this strategic process, the Company will look beyond action sports apparel for acquisition opportunities so as to include all apparel and footwear businesses as well as entities in other consumer product categories that have the potential for a positive return on investment. It is believed that this new direction will provide the best opportunity for long-term shareholder value.

Regarding two of the Company's subsidiaries, Total Sports Distribution, Inc. and Unboxed Distribution, Inc., it is clear that profitability in both entities is not possible in the near future. Subsequent to December 31, 2004, the Company has signed Mutual Settlement and Release Agreements to cease the licensing agreements with the licensors for the Airwalk and Bluetorch labels. There were significant future guaranteed royalty amounts payable by the Company in accordance with the existing licensing agreements of these two subsidiaries and so it was in the best interests of the Company to mitigate our potential losses. Accordingly, it has been determined that it is not in the best interests of the Company's shareholders to continue the flow of capital to these two subsidiaries and that these investments be written-off as of December 31, 2004.

We will, however, continue to fund and invest in Island Tribe, Inc., a subsidiary in which we own 51% of the issued common stock.

As a result of the above strategy, we will also rename the investment company, presently Bluetorch Inc., to accurately reflect the new direction we are taking and the reality that we will no longer be selling Bluetorch branded apparel through Unboxed Distribution, Inc. (Refer to Item 8: "Financial Statements").

D.     MANAGEMENT  &  STAFFING

Mark Connors, President of Total Sports Distribution, Inc., joined the management team in 2004. Having managed the Southeast region for Reebok and producing $180 million in sales, Mark was also a regional sales Director for Avia and was the former CEO of Spenco.

Bernard Gurr, the Company's Chief Financial Officer since August 2004 (replacing Scott Battenburg), was a finance executive for the 1994 soccer World Cup in Los Angeles and a former Chief Executive Officer of one of Australia's top professional rugby clubs.

Domingo  Clemente  is  the  founder  and  President  of  Island  Tribe,  Inc.

E.     SALES

For the year-ended December 31, 2004, total sales of the three (3) subsidiary portfolio companies is $182,778 (unaudited). The sales for Island Tribe, Inc. only include sales for the period from August 1, 2004 (date of investment by Bluetorch) to December 31, 2004.

F.     CERTAIN  GOVERNMENT  REGULATIONS

We operate in a highly regulated environment. The following discussion generally summarizes certain government regulations.

BUSINESS DEVELOPMENT COMPANY. A business development company ("BDC") is defined and regulated by the Investment Company Act of 1940 (the "1940 Act"). A business development company must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A business development company may use capital provided by public shareholders and from other sources to invest in long-term, private investments in businesses. A business development company provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

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

- Is actively controlled by the business development company and has an affiliate of a business development company on its board of directors.

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

As a business development company, we are entitled to issue senior securities in the form of stock or senior securities representing indebtedness, including debt securities and preferred stock, as long as each class of senior security has asset coverage of at least 200% immediately after each such issuance. (Refer to section H: "Risk Factors").

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

VALUATION METHODOLOGY. We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized gains or losses being recognized. At December 31, 2004, approximately 72% of our total assets represented portfolio investments recorded at fair value. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistently applied valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we are required to specifically value each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the company does not currently support the cost of our debt or equity investment. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. Changes in fair value are recorded in the statements of operations as "Gain / Loss on investments in portfolio companies."

As a business development company, we plan to invest in liquid securities including debt and equity securities of primarily private companies. The structure of each private finance debt and equity security will be specifically negotiated to enable us to protect our investment and maximize our returns. We include many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. Our investments are generally subject to restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

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

There is no one methodology to determine enterprise value and, in fact, for any one-portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To determine the enterprise value of a portfolio company, we analyze its historical and projected financial results. We generally require portfolio companies to provide annual audited and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year. Typically in the private equity business, companies are bought and sold based upon multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value. The private equity industry uses financial measures such as EBITDA or EBITAM (Earnings Before Interest, Taxes, Depreciation, Amortization and, in some instances, Management fees) in order to assess a portfolio company's financial performance and to value a portfolio company. EBITDA and EBITAM are not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States of America and such information should not be considered as an alternative to net income, cash flow from operations, or any other measure of performance prescribed by accounting principles generally accepted in the United States of America. When using EBITDA to determine enterprise value, we may adjust EBITDA for non-recurring items. Such adjustments are intended to normalize EBITDA to reflect the portfolio company's earnings power. Adjustments to EBITDA may include compensation to previous owners, acquisition, recapitalization, or restructuring related items or one-time non-recurring income or expense items.

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

G.     CODE  OF ETHICS, AUDIT COMMITTEE CHARTER AND INVESTMENT COMMITTEE CHARTER

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

The primary responsibility of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Company's Board of Directors and report the result of their activities to the Board. Such responsibilities shall include, but shall not be limited to, the selection and, if necessary, the replacement of the Company's independent auditors and review and discussion with such independent auditors of (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in the Company's annual report on Form 10-K. Shane Traveller, an independent director, had been designated the Audit Committee's "financial expert"; Mr. Traveller resigned as a director on March
11,  2005  and  Kenneth  Wiedrich  was appointed as an independent director. Mr.
Wiedrich  will  now  be  designated  the  Audit  Committee's "financial expert".

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

The members of the Audit Committee and the Investment Committee are Read Worth and Kenneth Wiedrich, both independent directors of the Company.

H.     RISK  FACTORS

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

OUR PORTFOLIO OF INVESTMENTS IS ILLIQUID. We generally acquire our investments directly from the issuer in privately negotiated transactions. The majority of the investments in our portfolio companies are typically subject to restrictions on resale or otherwise have no established trading market. We typically exit our investments when the portfolio company has a liquidity event such as a sale, recapitalization, or initial public offering of the company. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. In addition, if we were forced to immediately liquidate some or all of the investments in the portfolio, the proceeds of such liquidation would be significantly less than the current value of such investments. Substantially all of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there is uncertainty regarding the value of our portfolio investments. At December 31, 2004, approximately 72% of our total assets represented portfolio investments recorded at fair value. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our board of directors on a quarterly basis. Since there is typically no readily ascertainable market value for the investments in our portfolio, our board of directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.

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

We will adjust quarterly the valuation of our portfolio to reflect the board of directors' determination of the fair value of each investment in our portfolio. Any changes in estimated fair value will be recorded in our statements of operations as "Gain / Loss on investments in portfolio companies."

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

CONVERTIBLE SERIES B PREFERRED STOCK ("SERIES BPS"), 610,000 shares authorized; 190,000 issued and outstanding

The holders of the Series BPS are entitled to receive, at the Company's option, dividends on the number of shares of Series BPS, which are converted into shares of Company common stock, at the dividend rate of 6% of the conversion price for the number of shares converted, payable in cash or in common stock. The dividend rate is based upon the ten (10) day average of the lowest closing bid price prior to the date of conversion ("Market Price"). The Series BPS are convertible into common stock based upon a conversion price equal to the number of shares being converted divided by 80% of the Market Price described in the preceding paragraph. All shares of Series B outstanding three (3) years from the date of issuance shall automatically be converted into common stock based upon the foregoing formula.

Series  BPS  have  preferred  treatment  upon  liquidation  of  the  Company.

Series  BPS  holders  are  entitled  to  one  vote  per  share  of  Series  BPS.

Series BPS, voting together as a class, have the right to elect one (1) director.

Subsequent to December 31, 2004, holders of Series BPS converted 49,500 Series BPS into 28,221,581 common shares.

CONVERTIBLE SERIES C PREFERRED STOCK ("SERIES CPS") 10,000,000 Shares authorized; 10,000,000 Issued and outstanding

The holders of the Series CPS are not entitled to receive dividends, have no preferred treatment upon liquidation of the Company and are convertible into common stock of the Company in an amount equal to the number of Series CPS being converted. In connection with any reorganizations, merger, consolidation or sale of assets involving the Company, the number of Series CPS shares outstanding and the number of shares of Common Stock into which the Series CPS are convertible will not be affected by any such capital reorganization.

There  is  no  liquidation  preference  for  Series  CPS  holders.

Series CPS, voting together as a class, have the right to elect two (2) directors but have no other voting rights.

ITEM  2:     DESCRIPTION  OF  PROPERTY

In March 2004, the Company entered into a four-month lease for 2,526 square feet of office space located in Cerritos, California. The lease became effective on April 1, 2004 at a monthly rate of $2,778.00. After the initial four-month period, the lease is month-to-month.

ITEM  3:     LEGAL  PROCEEDINGS

     None.

ITEM  4:     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.


PART  II
--------

ITEM  5:     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

The Company's common stock is traded on the over-the-counter bulletin board stock market under the symbol "BTOR.OB".

The market closing, high and low prices at the end of each quarter for 2002 (from inception on August 26, 2002), the years ended December 31, 2003 and 2004 and for the three months ended March 31, 2005, are as follows:



YEAR
-------

 2002                         CLOSING            HIGH          LOW
--------                     ----------        --------      -------

September 30                   1.65              2.25          1.50

December 31                    2.30              2.30          2.25

2003
------

March 31                       1.75              1.90          1.75

June 30                       0.065             0.065         0.065

September 30                  0.030             0.035         0.028

December 31                   0.027             0.029         0.027

2004
------

March 31                      0.026             0.026         0.025

June 30                       0.027             0.028         0.026

September 30                  0.009             0.010         0.009

December 31                   0.005             0.006         0.005

2005
------

March 31                     0.0005            0.0007        0.0005

As of March 31, 2005, there were 542,961,709 shares of common stock issued and outstanding, held by approximately 320 shareholders of record, of which 20,000,000 of these common shares are held in escrow until conversion from a convertible debenture.

Dividends  on  Common  Stock

The Company has not declared a cash dividend on its common stock in the last three fiscal years and the Company does not anticipate the payment of dividends in the near future. The Company may not pay dividends on its common stock without first paying dividends on its preferred stock. There are no other restrictions that currently limit the Company's ability to pay dividends on its common stock other than those generally imposed by applicable state law.

ITEM  6:     SELECTED  FINANCIAL  DATA

The following table sets forth selected financial data as of and for each of the two fiscal years ended December 31, 2004 and December 31, 2003 and is derived from the Company's audited financial statements. The data set forth below should be read in conjunction with "Item 8: Financial Statements" and related Notes to Financial Statements appearing elsewhere herein and "Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations".




                                                  YEAR ENDED                         YEAR ENDED
                                              DECEMBER  31, 2004                DECEMBER  31, 2003
                                             --------------------              -------------------

Revenue                                        $           -                     $            -

Operating income/(loss)                        $  (2,582,998)                    $   (5,232,485)

Net income/(loss)                              $  (2,582,998)                    $   (5,232,485)

Loss per share, basic and diluted              $       (0.01)                    $        (0.03)

Weighted average number of shares outstanding:   279,386,389                        180,828,591

Working capital (deficit)                      $      (7,197)                    $     (131,639)

Total assets                                   $     523,795                     $      559,922

Convertible debentures, net                    $       8,824                     $            -

Total stockholders' equity                     $     396,001                     $      427,766


The revenue from sales of the subsidiary portfolio companies is recorded in the books of the relevant portfolio companies.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information statement contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to the Company's future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this information statement to conform such statements to actual results. The foregoing management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes herein.

Critical  Accounting  Policies  and  Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management will evaluate its estimates and judgments, including those related to revenue recognition, valuation of investments in portfolio companies, accrued expenses, financing operations, contingencies and litigation. Management will base its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, such as the investment in portfolio companies and deferred tax asset valuation. These accounting policies are described at relevant sections in this discussion and analysis and in the "Notes to Financial Statements" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Liquidity  and  Capital  Resources

We had cash totaling $43,466 as of December 31, 2004. Our other assets primarily consist of investments in portfolio companies of $377,478. Total assets at December 31, 2004 were $523,795. At December 31, 2004 our total liabilities of $127,794, which were represented by $118,970 of accounts payable and accrued expenses and $243,750 of convertible debentures.

As of December 31, 2004, the Company had no revenues and incurred net losses totaling $7,951,544 for the period from August 26, 2002 (inception) through December 31, 2004. Additionally, as of December 31, 2004, the Company has negative working capital of $7,197. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2005. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Our  Plan  of  Operation  for  the  Next  Twelve  Months

As stated above, it has been determined that, as an investment company, we will only invest in/acquire cash flow positive and profitable businesses. These entities will have good growth potential as a result of access to additional capital and/or additional management acumen.

As part of this strategic process, the Company will look beyond action sports apparel for acquisition opportunities so as to include all apparel and footwear businesses as well as entities in other consumer product categories that have the potential for a positive return on investment. The board of directors and management believe that this new direction will both reduce the risk for the Company and its shareholders as well as provide the best opportunity for long-term shareholder value.

Regarding two of the Company's subsidiaries, Total Sports Distribution, Inc. and Unboxed Distribution, Inc., it is clear that profitability in both entities is not possible in the near future. Subsequent to December 31, 2004, the Company has signed Mutual Settlement and Release Agreements to cease the licensing agreements with the licensors for the Airwalk and Bluetorch labels. There were significant future guaranteed royalty amounts payable by the Company in accordance with the existing licensing agreements of these two subsidiaries and so it was in the best interests of the Company to mitigate our potential losses. Accordingly, it has been determined that it is not in the best interests of the Company's shareholders to continue the flow of capital to these two subsidiaries and that these investments be written-off as of December 31, 2004.

We will, however, continue to fund and invest in Island Tribe, Inc., a subsidiary in which we own 51% of the issued common and outstanding stock.


As a result of the above Mutual Settlement and Release Agreement with the licensor of the Bluetorch label, we will also rename the investment company, presently Bluetorch Inc., to accurately reflect the new direction we are taking and the reality that we will no longer be selling Bluetorch branded apparel through Unboxed Distribution, Inc. (see Item 8: "Financial Statements").

On June 19, 2003, Bluetorch Inc. filed an Offering Circular that authorizes the Company to raise up to $3,000,000 via sale of its common stock. Through December 31, 2004, the Company has raised $2,267,057 against this limit. This sum includes both cash proceeds and conversion of debt.

On June 24, 2004, the Company filed a new Offering Circular that authorized the Company to raise up to $5,000,000 via sale of its common stock.

On October 18, 2004 and on November 1, 2004 the Company filed amendments to the June 24, 2004 Offering Circular, reducing the minimum offering share price to $0.004 and $0.0035, respectively. In addition, these amendments included a reduction in the authority to raise capital from $5,000,000 to $2,500,000. As of December 31, 2004, the Company has raised $658,850 against this limit. Subsequent to December 31, 2004 and up to March 31, 2005, the Company has raised an additional $243,750 against this limit.

Subsequent to December 31, 2004, on March 15, 2005, the Company filed an additional amendment to the June 24, 2004 Offering Circular, reducing the minimum offering share price to $0.001. In addition, these amendments included a reduction in the authority to raise capital from $2,500,000 to $375,000. As of March 31, 2005, the Company has raised $40,000 against this limit.

Whereas the Company believes it will be successful with its plans, due to market factors and economic conditions, no assurance can be given that financing will be available on favorable terms or at all.

Year  ended  December  31,  2004
We have incurred additional expenses, which are reflected in our Statements of Operations for the year ended December 31, 2004. The operating loss of $2,582,998 for the year ended December 31, 2004 represents expenses for general and administrative costs (including legal, accounting, consulting and compensation to the chief executive officer) totaling $1,171,186. General and administrative expenses reduced from the year ended December 31, 2003 primarily due to the 2003 non-recurring charge of $2,784,600 related to the rescission of the Company's previously reported deferred compensation plan. The Company incurred a loss on investments in portfolio companies of $1,411,812 for the year ended December 31, 2004, representing the write-off of its investments in portfolio companies, Total Sports Distribution, Inc. and Unboxed Distribution, Inc.

Year  ended  December  31,  2003
The operating loss of $5,232,485 for the year ended December 31, 2003 represents expenses including design and sampling costs of $138,985 related to efforts prior to commencement as a BDC, sales and marketing expenses of $153,322, general and administrative costs (including legal, accounting and compensation to the chief executive officer) totaling $502,439. Other expenses include investment banking and related services totaling $731,326, as well as $290,701 representing the expense related to discounts given on shares issued during the period; the loss for the year ended December 31, 2003 also includes significant charges as follows: $78,750 resulting from the issuance of 525,000 shares of common stock in connection with the conversion of Debentures into Series B Preferred Stock; $2,784,600, related to the rescission of the Company's previously reported deferred compensation plan; $418,326 for the cost of common stock warrants issued in connection with Unboxed Distribution, Inc. obtaining a license, with option to buy, for the Bluetorch trade name; and $134,000 related to the rescission of a trademark acquisition.

In addition, in 2004 the common stock account was increased (and additional paid-in capital account was decreased) by $136,096 to reflect the number of outstanding shares multiplied by the par value.

Subsequent to December 31, 2004, the Company received proceeds of $283,750 from the sale of its securities. In the opinion of management, available cash is not sufficient to fund current operations. However, management believes that it can obtain adequate capital via issuance and sale of its securities.

The directors and management have determined that, as a BDC, future investments will be focused on companies that have entry-level positive cash flow financial statements. Additionally, the investments must have the potential for growth based on existing core factors, additional capital infusion if required and, if necessary, the introduction of an experienced management team that has a reasonable expectation of expanding the existing business.

Management will be reviewing acquisition opportunities to include all consumer products categories to provide for a diversification in an expanded portfolio of subsidiary companies. It is believed that this new direction will increase our ability to obtain additional capital, reduce the risk for the Company and its shareholders as well as provide the best opportunity for long-term shareholder value.

ITEM  7A:     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

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

As a BDC, we plan to invest in liquid securities including debt and equity securities of primarily private companies. Our investments are generally subject to restrictions on resale and generally have no established trading market. Our policy is to value substantially all of our investments at fair value. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which we invest. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. We will record unrealized depreciation on investments when we believe that an equity security is doubtful, or when the enterprise value of the company does not currently support the cost of our debt or equity investment. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. The values of any investments in public securities are determined using quoted market prices discounted for restrictions on resale. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of our investments in our portfolio companies determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments and the differences could be material.

In addition, the illiquidity of our existing investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. In addition, if we were forced to immediately liquidate some or all of the investments in the portfolio companies, the proceeds of such liquidation may be significantly less than the current value of such investments.

Because we may borrow money to make investments, our net investment income before net realized and unrealized gains or losses, or net investment income, is dependent upon the difference between the rates at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which would reduce our net investment income. We may use a combination of long-term and short-term borrowings and equity capital to finance our investing activities.


ITEM  8:     FINANCIAL  STATEMENTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To  the  Board  of  Directors  and  Stockholders
Bluetorch  Inc.

We have audited the accompanying balance sheet, including the schedule of investments in portfolio companies, of Bluetorch Inc. (the "Company") as of December 31, 2004, and the related statement of operations, stockholders' equity and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bluetorch Inc. as of December 31, 2004, and the results of its operations and cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has generated no revenues and has incurred losses totaling $7,951,544 for the period from August 26, 2002 (inception) through December 31, 2004. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 10. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Squar,  Milner,  Reehl  &  Williamson,  LLP
April  13,  2005
Newport  Beach,  California


             REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM


To  the  Board  of  Directors  and  Stockholders
Bluetorch  Inc.
Cerritos,  California

We have audited the accompanying balance sheet of Bluetorch, Inc. as of December 31, 2003, and the statements of operations, stockholders' equity and cash flows for the year ended December 31, 2003 and from inception on August 26, 2002 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bluetorch, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the year ended December 31, 2003 and from inception on August 26, 2002, through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, as of December 31, 2003, the Company has generated no revenues and has incurred losses totaling $5,368,546 for the period from August 26, 2002 (inception) through December 31, 2003. These items raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Stonefield  Josephson,  Inc.
---------------------------------

Santa  Monica,  California
April  9,  2004





                                                         BLUETORCH  INC.

                                                         BALANCE SHEETS
                                                                      December 31, 2004          December 31 2003

ASSETS

  Investments in portfolio companies                                        $377,478                   $559,405

  Cash                                                                        43,466                        517

  Deferred financing costs, net                                               28,125                          -

  Deposits & prepaid expenses                                                 49,006                          -

  Property & equipment, net                                                   25,720                          -

                                                                          ----------                 ----------
                                                                            $523,795                   $559,922
                                                                          ==========                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable and accrued expenses                                     $118,970                   $106,156
  Loans payable to related parties                                                 -                     26,000
  Convertible debentures, net of discount of $234,926                          8,824                          -
                                                                             -------                   --------
          Total liabilities                                                  127,794                    132,156
                                                                             -------                   --------
Stockholders' equity
  Convertible preferred series A, $0.001 par value; 400,000 shares authorized;
    0 shares issued and outstanding                                               -                           -
  Convertible preferred series B, $0.001 par value; 610,000 shares authorized;
    190,000 and 480,000 shares issued and outstanding at
    December 31, 2004 and 2003, respectively                                     190                        480
  Convertible preferred series C, $0.001 par value; 10,000,000 shares authorized;
    10,000,000 shares issued and outstanding at December 31, 2004
    and 2003                                                                  10,000                     10,000
  Common stock, $0.001 par value; 950,000,000 shares authorized;
   464,740,114 and 54,277,000 shares issued and outstanding at
    December 31, 2004 and 2003, respectively                                 464,740                     54,277
  Common stock held in escrow                                                (69,643)                         -
  Common stock subscriptions receivable                                       (9,600)                  (112,500)
  Interest receivable on convertible debentures                              (23,461)                         -
  Additional paid in capital                                               7,975,319                  5,844,055
  Accumulated deficit                                                     (7,951,544)                (5,368,546)
                                                                          ----------                -----------
          Total stockholders' equity                                         396,001                    427,766
                                                                          ----------                 ----------
                                                                            $523,795                   $559,922
                                                                          ==========                 ==========
The accompanying notes form an integral part of these financial statements.


BLUETORCH INC.

SCHEDULE OF INVESTMENTS IN PORTFOLIO COMPANIES
December 31, 2004
                                        DESCRIPTION                    PERCENT                      FAIR
COMPANY. . . . . . . . . .              OF BUSINESS                   OWNERSHIP        COST         VALUE               AFFILIATION

Unboxed Distribution, Inc.              Extreme Sports Apparel              100%       $   0        $   0                 (1)   Yes

Total Sports Distribution, Inc.         Extreme Sports Apparel              100%       $   0        $   0                 (1)   Yes

Island Tribe, Inc.                      Extreme Sports Apparel               51%       $ 377,478    $ 377,478             (1)   Yes

(1) Fair value determined by the Company's board of directors - refer to Note 2 for further explanation on the Company's methods of determining fair values.

The accompanying notes form an integral part of these financial statements.

                                                       BLUETORCH  INC.

                                                   STATEMENTS  OF  OPERATIONS


                                                                                                            From Inception on
                                                 For the Year Ended         For the Year Ended.      August  26, 2002 through
                                                  December 31, 2004           December 31, 2003            December 31, 2002
                                                   ---------------             ---------------             ---------------

REVENUES. . . . . . . . . . . . . . . . . . . .     $          -                $           -               $         -
                                                   ---------------             ---------------             ---------------

EXPENSES
General and administrative. . . . . . . . . . .        (1,171,186)                 (5,232,485)                  (136,061)

Loss on investments in portfolio. . . . . . . .        (1,411,812)                          -                          -
companies
                                                   ---------------             ---------------             ---------------
Total expenses. . . . . . . . . . . . . . . . .        (2,582,998)                 (5,232,485)                  (136,061)
                                                   ---------------             ---------------             ---------------

Net loss. . . . . . . . . . . . . . . . . . . .       ($2,582,998)                ($5,232,485)                 ($136,061)
                                                   ===============             ===============             ===============



Basic and diluted - loss per share. . . . . . .            ($0.01)                     ($0.03)                    ($0.01)
                                                   ===============             ===============             ===============

Weighted average common shares -
basic and diluted . . . . . . . . . . . . . . .       279,386,389                 180,828,591                 24,295,762
                                                   ===============             ===============             ===============


The accompanying notes form an integral part of these financial statements.



                                                  BLUETORCH  INC.

                                          STATEMENT  OF  STOCKHOLDERS'  EQUITY
                                         FOR  THE  PERIOD  FROM  INCEPTION  ON
                                   AUGUST  26,  2002  THROUGH  DECEMBER  31,  2004


                                  SERIES A                   SERIES B               SERIES C
                              PREFERRED STOCK             PREFERRED STOCK         PREFERRED STOCK       COMMON STOCK
                            SHARES        AMOUNT        SHARES        AMOUNT    SHARES      AMOUNT   SHARES       AMOUNT
AT INCEPTION ON
AUGUST 26, 2002,
as restated for
effect of reverse
merger with Aussie
Apparel and
stock splits
 (see Note 1) . . . . .            -   $         -             -   $     -            -  $     -   97,500,000  $  1,000

Shares issued
in connection with
merger with
Aussie Apparel,
October 29,
2002 (see Note 1) . . .            -             -       610,000       610                         39,590,430     2,639

Shares issued . . . . .      400,000     1,058,824             -         -            -        -   31,500,000     2,100
 for acquisition of
trade names
(see Note 7)

Net loss
December 31, 2002                  -             -             -         -            -        -            -         -

Balance at                 --------------------------------------------------------------------------------------------
December 31, 2002            400,000   $ 1,058,824       610,000   $   610            -  $     -  168,590,430  $  5,739

Preferred and
common shares
issued for
compensation,
services and in
connection with
rescission of employee
 stock options                                                         10,000,000        10,000     6,191,873     4,963

Shares issued
to a foreign entity
for resale and
recorded on
balance sheet
as stock
subscription
receivable                                                                                            750,000        50

Shares issued
in connection
with conversion
of convertible
debentures                                                                                            525,000        35

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

Issuance of
convertible debenture
with beneficial
conversion feature

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

Warrants issued
in connection
with license
agreement/ option
purchase agreement

Shares cancelled
in connection
with rescission of
trademark acquisition .    (400,000)   (1,058,824)                                                (31,500,000)   (2,100)

Shares issued
as settlement
expense in
relation to
rescission
of trademark
acquisition                                                                                         3,300,000     3,300

Net loss
December 31, 2003

Balance at                 --------------------------------------------------------------------------------------------
December 31, 2003                  -   $         -       480,000   $   480   10,000,000  $10,000  190,372,632  $ 54,277

                                                  BLUETORCH  INC.

                                          STATEMENT  OF  STOCKHOLDERS'  EQUITY
                                         FOR  THE  PERIOD  FROM  INCEPTION  ON
                                   AUGUST  26,  2002  THROUGH  DECEMBER  31,  2004


                                  SERIES A                   SERIES B               SERIES C
                              PREFERRED STOCK             PREFERRED STOCK         PREFERRED STOCK       COMMON STOCK
                            SHARES        AMOUNT        SHARES        AMOUNT    SHARES      AMOUNT   SHARES       AMOUNT



Shares issued
in connection
with
conversion of
convertible
debentures                                                                                         37,500,001    37,500

Shares issued
in connection
with stock
subscription                                                                                      128,049,999   128,049

Shares issued
in connection
with conversion
of series B
preferred stock                                         (260,000)     (260)                        12,165,953    12,166

Redemption of
Preferred series B                                       (30,000)      (30)


Common shares
issued in connection
with penalties
and interest on
conversion of
Preferred series B                                                                                  1,666,667     1,667

Shares (restricted)
issued in connection
with acquisition of
51% of Island
Tribe, Inc.                                                                                        30,000,000    30,000

Shares returned
 to the Company . . . .                                                         (10,000)    (10)   (5,769,109)   (5,769)

Shares issued in connection
with combination
financing . . . . . . .                                                          10,000      10     1,111,111     1,111

Commons shares
held in escrow
(to be released
upon conversion of
convertible . . . . . .                                                                            69,642,860    69,643
debenures)

Correction of
common stock par
value amount. . . . . .                                                                                         136,096

Debt discount
related to beneficial
conversion feature

Reclassification of
interest receivable
on convertible
debentures

Balance at
December 31, 2004        ============  ============  ============  ========  ==========  =======  ===========  ========
                                -   $         -        190,000   $   190      10,000,000  $10,000  464,740,114  $464,740
                         ============  ============  ============  ========  ==========  =======  ===========  ========

                                                     BLUETORCH  INC.

                                             STATEMENT OF STOCKHOLDERS' EQUITY
                                              FOR THE PERIOD FROM INCEPTION ON
                                          AUGUST 26, 2002 THROUGH DECEMBER 31, 2004

                          Common Stock     Less stock   Stock options Interest     Additional Accumulated    Total
                         Held in Escrow   subscription   / deferred   receivable on  paid-in    deficit   stockholders'
                                           receivable   compensation  convertible   capital                   equity
                                                                     debentures
                         -------------   -------------  -------------  ---------  ----------- -----------  -------------

AT INCEPTION ON
 AUGUST 26, 2002,
  as restated for
effect of reverse
merger with Aussie
   Apparel and
stock splits
   (see Note 1) . . . . .  $         -   $         -   $        -  $      -   $        -  $         -   $    1,000

Shares issued
 in connection with
merger with
  Aussie Apparel,
October 29,
  2002 (see Note 1) . . .            -             -            -         -        2,711            -        5,960

Shares issued
for acquisition of
trade names
  (see Note 7). . . . . .            -             -            -         -    4,722,900            -    5,783,824

Net loss
December 31, 2002                    -             -            -         -            -     (136,061)    (136,061)
                         -------------   -------------  -------------  ---------  ----------- -----------  -------------
Balance at
December 31, 2002          $         -   $         -   $        -  $      -   $4,725,611  $  (136,061)  $5,654,723

Preferred and
 common shares
  issued for
 compensation,
  services and
in connection with
  rescission of
employee stock options. .                                                      1,164,900                 1,179,863

Shares issued
 to a foreign entity
  for resale
and recorded on
  balance sheet
as stock
  subscription
 receivable . . . . . . .                   (112,500)                            112,450                         -

Shares issued
in connection
with conversion of
convertible debentures. .                                                         78,715                    78,750

Creation of stock
option / deferred
compensation plan . . . .                              (2,784,600)             2,784,600

Shares issued in
connection with
 rescission of
employee
stock options . . . . . .                                                         47,068                    47,750

Shares issued in
connection with
stock subscription. . . .                                                        641,492                   659,813

Rescission of stock
options / deferred
compensation
   plan . . . . . . . . .                               2,784,600               (380,250)                2,404,350

Issuance of
convertible debenture
with beneficial
  conversion feature. . .                                                          8,000                     8,000

Shares issued
in connection with
conversion of
Series B preferred stock.                                                         (4,957)                        -

Shares issued
in settlement
of notes payable. . . . .                                                        479,300                   497,500

Warrants issued
in connection
with license
agreement/
option purchase
agreement . . . . . . . .                                                        418,326                   418,326

Shares cancelled
 in connection
  with rescission
  of trademark
  acquisition . . . . . .                                                     (4,722,900)               (5,783,824)

Shares issued
as settlement
  expense in
relation to
  rescission
of trademark
  acquisition . . . . . .                                                        491,700                   495,000

Net loss
December 31, 2003                                                                         (5,232,485)   (5,232,485)

Balance at          -------------   -------------  -------------  ---------  ----------- -----------  -------------
December 31, 2003          $         -   $  (112,500)  $        -  $      -   $5,844,055  $(5,368,546)  $  427,766

                                                           BLUETORCH  INC.

                                                 STATEMENT OF STOCKHOLDERS' EQUITY
                                                  FOR THE PERIOD FROM INCEPTION ON
                                              AUGUST 26, 2002 THROUGH DECEMBER 31, 2004
                        Common Stock      Less stock      Stock options           Interest      Additional  Accumulated     Total
                        Held in Escrow    subscription    / deferred             receivable on    paid-in    deficit stockholders'
                                            receivable    compensation            convertible    capital                equity
                                                                                  debentures
                       ---------------    -----------    --------------     -----------------  ------------  --------- ----------
Shares issued in connection
with conversion of
convertible debentures                                                                              93,750               131,250

Shares issued in connection
    with stock subscription                  102,900                                             1,425,495             1,656,444

Shares issued in connection
with conversion
of series B preferred stock . . . . . .                                                            (11,906)                    -

Redemption of  Preferred
 series B . . . . . .                                                                              (29,970)              (30,000)

Common shares issued in
connection with penalties
and interest on conversion
 of Preferred series B . .                                                                          58,333                60,000

Shares (restricted)
issued in connection
with acquisition of
51% of Island Tribe, Inc..                                                                         342,000               372,000

Shares returned to
 the Company . . . . . .                                                                             5,779                     -

Shares issued in
connection with
combination financing. . . . . . .                                                                   8,879                10,000

Common shares held in escrow  . . . . . . . . . . . . . . .
(to be released upon
conversion of
convertible debentures)  . . . (69,643)                                                                                        -

Correction of common
 stock par amount . . . .                                                                         (136,096)                    -

Debt discount related
to beneficial
conversion features. . . . . . .                                                                   375,000               375,000

Reclassification of
interest receivable on
  convertible debentures . . . . . . . . . .                                  (23,461)                                   (23,461)

Net loss December 31, 2004                                                                                 (2,582,998)(2,582,998)
                       ---------------    -----------    --------------     -----------------  ------------  --------- ----------
Balance at December 31, 2004  $ (69,643)   $  (9,600)    $    -            $  (23,461)         $ 7,975,319 $(7,951,544) $396,001
                       ---------------    -----------    --------------     -----------------  ------------  --------- ----------

                                                   BLUETORCH  INC.

                                                STATEMENTS OF CASH FLOWS

                                                                                                            FROM INCEPTION ON
                                                               FOR THE YEAR ENDED    FOR THE YEAR ENDED   AUGUST 26, 2002 THROUGH
                                                               DECEMBER 31, 2004     DECEMBER 31, 2003     DECEMBER 31, 2002


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss

Adjustments to reconcile net loss to net cash used in . . . . . . . .  $(2,582,998)  $(5,232,485)  $(136,061)
  operating activities:
  Depreciation expense. . . . . . . . . . . . . . . . . . . . . . . .       10,813             -           -
  Amortization of deferred financing costs. . . . . . . . . . . . . .       28,125             -           -
  Amortization of beneficial conversion feature . . . . . . . . . . .      140,074             -           -
  Write off of non-used assets. . . . . . . . . . . . . . . . . . . .            -             -       6,960
  Common and preferred shares issued for compensation, services
     in connection with employee stock options. . . . . . . . . . . .            -     1,179,863           -
  Cost associated with cancellation of options. . . . . . . . . . . .            -     2,404,350           -
  Common shares issued in connection with cancellation of . . . . . .            -
     employee stock options . . . . . . . . . . . . . . . . . . . . .            -       380,250           -
  Shares issued for settlement expense. . . . . . . . . . . . . . . .            -       495,000           -
  Cash payment for settlement expense . . . . . . . . . . . . . . . .            -        25,000           -
  Beneficial conversion feature . . . . . . . . . . . . . . . . . . .            -         8,000           -
  Notes payable issued for services . . . . . . . . . . . . . . . . .            -       243,750           -
  Loss on investments in portfolio investment companies . . . . . . .    1,411,812             -           -
  Penalties and interest related to conversion of Preferred series B.       60,000             -           -

Changes in operating assets and liabilities:

  Intangibles . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -             -    (250,000)
  Deposits and prepaid expenses . . . . . . . . . . . . . . . . . . .       (3,843)            -           -
  Accounts payable and accrued expenses . . . . . . . . . . . . . . .       12,814       (22,857)    354,013

                                                                       ------------  ------------  ----------
       Net cash used in operating activities. . . . . . . . . . . . .     (923,203)     (519,129)    (25,088)
                                                                       ------------  ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment. . . . . . . . . . . . . . . . . . . . . . .      (36,533)            -           -
  Advances to portfolio investment companies. . . . . . . . . . . . .     (857,886)     (141,079)          -

                                                                       ------------  ------------  ----------
      Net cash used in investing activities . . . . . . . . . . . . .     (894,419)     (141,079)          -
                                                                       ------------  ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of common stock and preferred stock. . .    1,533,445       659,813           -
  Common stock subscription receivable collected from prior year. . .      133,000             -           -
  Loans payable . . . . . . . . . . . . . . . . . . . . . . . . . . .      (26,000)            -      26,000
  Redemption of Preferred series B. . . . . . . . . . . . . . . . . .      (30,000)            -           -
  Proceeds from issuance of convertible debentures. . . . . . . . . .      250,126             -           -

                                                                       ------------  ------------  ----------
      Net cash provided by financing activities . . . . . . . . . . .    1,860,571       659,813      26,000
                                                                       ------------  ------------  ----------

Net increase / (decrease) in cash . . . . . . . . . . . . . . . . . .       42,949          (395)        912

Cash and cash equivalents beginning of period . . . . . . . . . . . .          517           912           -

                                                                       ------------  ------------  ----------
CASH AND CASH EQUIVALENTS END OF PERIOD . . . . . . . . . . . . . . .  $    43,466   $       517   $     912
                                                                       ============  ============  ==========



Supplemental disclosure of non-cash investing and financing activities


Stock subscription written off. . . . . . . . . . . . . . . . . . . .  $  (112,500)  $         -   $       -
                                                                       ============  ============  ==========

Common stock subscribed . . . . . . . . . . . . . . . . . . . . . . .  $   142,600   $   112,500   $       -
                                                                       ============  ============  ==========

Shares issued in settlement of notes payable. . . . . . . . . . . . .  $         -   $   497,500   $       -
                                                                       ============  ============  ==========

Warrants issued  for investments in portfolio investment  companies .  $         -   $   418,326   $       -
                                                                       ============  ============  ==========

Shares issued in connection with conversion of convertible debentures  $   131,250   $    78,750   $       -
                                                                       ============  ============  ==========

Common shares issued for acquisition of 51% of Island Tribe, Inc. . .  $   372,000   $         -   $       -
                                                                       ============  ============  ==========

Deferred financing costs and prepaid interest for issuance of
   convertible debentures . . . . . . . . . . . . . . . . . . . . . .  $   124,874   $         -   $       -
                                                                       ============  ============  ==========

Beneficial conversion feature . . . . . . . . . . . . . . . . . . . .  $  (375,000)  $         -   $       -
                                                                       ============  ============  ==========

                          NOTES TO FINANCIAL STATEMENTS

(1)  Summary  of  Significant  Accounting  Policies

Organization  and  Business

Mercury Software, a Nevada corporation, was incorporated on January 29, 1997 and its name was changed to MedEx Corp. on June 24, 2002. Aussie Apparel Group, Ltd. ("Aussie Apparel" or the "Company"), a Nevada corporation, was incorporated on August 26, 2002. In October 2002, MedEx Corp. issued an aggregate of 6,500,000 (pre-stock split) shares of its common stock to the shareholders of the Company in connection with the merger of the Company with MedEx Corp., whose name was then changed to "Aussie Apparel Group, Ltd" on October 21, 2002. Since the shareholders of the Company became the controlling shareholders of MedEx after the exchange, the Company was treated as the acquirer for accounting purposes. Accordingly, the financial statements, as presented here, are the historical financial statements of the Company and include the transactions of MedEx only from the date of acquisition, using reverse merger accounting.

The Company's name was changed to Bluetorch Inc. (hereinafter "Bluetorch" or the "Company") effective November 3, 2003.

On June 19, 2003, the Company became a business development company" ("BDC") pursuant to applicable provisions of the Investment Company Act of 1940.

Until June 19, 2003 the Company was a development stage enterprise under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. Upon commencing their operations as a BDC, the Company no longer qualified under the guidelines of SFAS No. 7.

On April 7, 2003 the Company effected a 3-to-1 stock split, followed on May 27, 2003 by an additional 5-to-1 stock split. The accompanying financial statements have been restated to reflect these stock splits for all periods presented.

Use  of  Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates include the valuation of the investments in portfolio companies and deferred tax asset valuation allowances. Actual results could differ from those estimates.

Cash  &  Cash  Equivalents

Cash equivalents include all highly liquid unencumbered debt instruments with original maturities of three months or less when purchased. The company had no cash equivalents at December 31, 2004 or 2003.

Concentrations  of  Credit  Risk

Cash is maintained at a financial institution. The Federal Deposit Insurance Corporation ("FDIC") insures accounts at each institution for up to $100,000. At times, cash may be in excess of the FDIC insurance limit of $100,000. The
Company  did  not  exceed  this  limit  at  December  31,  2004  and  2003.

Deferred Financing Costs

Financing costs consist of loan fees on convertible debentures. Loan fees are amortorized to interest expense over the term of the respective debentures using a method that approximates the effective interest method.


Property  and  Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (two to five years). Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated deprecation account are relieved, and any gain or loss is included in operations.

Long-Lived  Assets

The Company accounts for long-lived asset impairments under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). Consistent with prior guidance, SFAS No. 144 requires a three-step approach for recognizing and measuring the impairment of assets to be held and used. The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair value is estimated based on discounted future cash flows. Assets to be sold must be stated at the lower of the assets' carrying amount or fair value and depreciation is no longer recognized. Prior to SFAS No. 144's adoption, the Company accounted for impairments under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 2004 and 2003.

Revenue  Recognition

The Company has not generated any revenues for the years ended December 31, 2004 and December 31, 2003 or the period from inception on August 26, 2002 through December 31, 2002, and will in the future recognize revenue based upon the appreciation of the investments in its portfolio companies.

Fair  Value  of  Financial  Instruments

SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's cash, accounts payable and accrued expenses, and convertible debentures approximate their estimated fair values due to the short-term maturities of these financial instruments and because related interest rates offered to the Company approximate current offered rates.

Income  Taxes

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

Segment  Reporting

Based on the Company's integration and management strategies, the Company will operate on a non-consolidated basis. Operations of the portfolio companies will be reported at the subsidiary level and only the appreciation or impairment will be included in the Company's financial statements. Since inception, no revenue has been earned and all operations are domestic.

Stock-Based  Compensation

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

As of December 31, 2004 and December 31, 2003, there were no options outstanding.

Basic  and  Diluted  Earnings  (Loss)  Per  Share

Basic  earnings  (loss)  per  share  are determined by dividing the net earnings
(loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share are determined by dividing the net earnings (loss) by the weighted average shares of common stock outstanding plus the dilutive effects of warrants and other convertible securities. 25,237,500, 25,600,000 and 182,000 common stock equivalents, representing common shares eligible to be converted in relation to preferred stock and warrants, calculated using the market price on December 31, 2004, December 31, 2003 and December 31, 2002, respectively, have been excluded from the calculation of diluted loss per share for the years ended December 31, 2004 and 2003, and for the period from inception on August 26, 2002 through December 31, 2002, respectively, as their effect would be anti-dilutive.

Advertising  Costs

Advertising costs will be expensed as incurred. There were no advertising expenses for the years ended December 31, 2004 and 2003 or for the period from inception on August 26, 2002 through December 31, 2002.

Comprehensive  Income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2004 and December 31, 2003, the Company has no items that represent comprehensive income and, therefore, has not included a statement of Comprehensive Income in the Financial Statements.

Significant  Recent  Accounting  Pronouncements

In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities, or ("VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors don't have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities ("SPEs"): periods ended after December 15, 2004. The December 2003 amendment of FIN 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs. Management has concluded that the Company does not have any VIEs and does not believe FIN 46 will have any significant effect on the Company's future financial statements.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB Staff Position ("FSP") FAS 150-3 ("FSP 150-3"), which defers indefinitely (a) the measurement and classification guidance of SFAS 150 for all mandatorily redeemable non-controlling interests in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS 150's measurement guidance for other types of mandatorily redeemable non-controlling interests, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003 that are outside the scope of FSP 150-3; and (iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150 (as amended) on the aforementioned effective dates. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial condition.

In November 2004, the FASB issued SFAS 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. In Chapter 4 of ARB 43, paragraph 5 previously stated that " under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges ." SFAS 151 requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of so abnormal (an undefined term). This pronouncement also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred in years beginning after June 15, 2005. Management does not believe this pronouncement will have a significant impact on its future financial statements.

In December 2004, the FASB issued SFAS 123-R, "Share-Based Payment," which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123-R replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." As originally issued, SFAS 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value model of APB Opinion 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method. Due to a recent SEC announcement, delaying the effective date, the company is now required to adopt SFAS 123-R on January 1, 2006. Thus, the Company's financial statements will reflect an expense for (a) all share-based compensation arrangements granted on or after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value. Management has not determined the future effect of this pronouncement on its future financial statements.

The FASB issued SFAS 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion 29, Accounting for Non-monetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of no monetary assets should be measured using the estimated fair value of the assets exchanged. SFAS 153 eliminates the narrow exception for no monetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of no monetary assets that do not have commercial substance. A no monetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for no monetary exchanges in fiscal periods beginning after June 15, 2005. Management does not believe that this pronouncement will have a significant effect on its future financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

 (2)  Investments

Unboxed  Distribution,  Inc.
On August 21, 2003, the Company formed Unboxed Distribution, Inc. ("Unboxed") for the purpose of owning and operating the Bluetorch license agreement.

On March 12, 2005, the Company and its wholly-owned subsidiary, Unboxed Distribution, Inc., signed a Mutual Settlement and Release Agreement with Gotcha Brands Inc., the Bluetorch licensor, and this agreement requires the Company's subsidiary, Unboxed Distribution, Inc., to cease the selling and marketing of Bluetorch apparel. In keeping with this agreement, the Company also agreed to change its corporate name by April 20, 2005.

Total  Sports  Distribution,  Inc.
On October 21, 2003, the Company formed Total Sports Distribution, Inc. ("Total Sports") for the purpose of owning and operating the True Skate Apparel brand ("TSABrand)". Furthermore, on February 19, 2004 Total Sports signed a definitive agreement with Collective Licensing International, LLC to license the Airwalk brand for apparel in the United States market.

On March 22, 2005, the Company and its wholly-owned subsidiary, Total Sports Distribution, Inc., signed a Mutual Settlement and Release Agreement with Collective Licensing International, LLC, the licensor of the Airwalk apparel brand, and this agreement requires the Company's subsidiary, Total Sports Distribution, Inc., to cease the selling and marketing of Airwalk apparel.

Island  Tribe,  Inc.
As noted above, the Company purchased a 51% interest in Island Tribe, Inc., a surf apparel company. The consideration for this investment was $372,000, consisting of 30,000,000 restricted common shares in Bluetorch Inc. being issued at a per-share price of $0.0124. The effective date of this transaction was August 1, 2004. Over the next 4 years, this purchase agreement provides for the Company to receive an additional 24% ownership of Island Tribe, Inc. The Company is obligated to pay certain royalty commissions on future sales of Island Tribe product for the duration of the agreement, which commenced in 2004 and concludes in 2016. These royalty commissions range from 8% in 2004 to 2% in 2016, and only become due and payable each year when annual sales of $372,000 are achieved. No royalties are due at December 31, 2004.

Valuation  of  Investments
As required by the SEC's Accounting Series Release ("ASR") 118, the investment committee of the Company is required to assign a fair value to all investments. To comply with Section 2(a) (41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the company's portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such individuals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

No single standard for determining "fair value in good faith" can be laid down, since fair value depends upon the circumstances of each individual case. As a general principle, the current "fair value" of an issue of securities being valued by the board of directors would appear to be the amount that the owner might reasonably expect to receive for them upon their current sale. Methods that are in accord with this principle may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors that the directors should consider in determining a valuation method for an individual issue of securities include:
1) the fundamental analytical data relating to the investment, 2) the nature and duration of restrictions on disposition of the securities, and 3) an evaluation of the forces which influence the market in which these securities are purchased and sold. Among the more specific factors which are to be considered are: type of security, financial statements, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at time of purchase, special reports prepared by analysis, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, price and extent of public trading in similar securities of the issuer or comparable companies and other relevant matters.

The board has arrived at the following valuation method for its investments. Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded or is thinly traded and in absence of a recent appraisal, the value of the investment shall be based on the following criteria:

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

The  estimated  value  of  each  investment  shall  be  determined  as  follows:

- Where no or limited revenues or earnings are present, then the value shall be the greater of the investment's a) net assets, b) estimated sales price, or c) total amount of actual investment.
- Where revenues and/or earnings are present, then the value shall be the greater of one-time (1x) revenues or three times (3x) earnings, plus the greater of the net assets of the investment or the total amount of the actual investment.
- Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investment's ability to continue as a going concern.

Based on the previous methodology, the Company determined that its investments in its subsidiaries should be valued at December 31, 2004 as follows:

-     Unboxed  Distribution,  Inc.
Unboxed has been valued at $0, due to the Company's decision to discontinue the flow of capital to this entity. The sales for Unboxed were progressing slowly and not fast enough to justify the minimum royalties due in 2005 ($130,000) and 2006 ($300,000). In March 2005, Unboxed and Bluetorch signed a Mutual Settlement and Release Agreement with the licensor of the Bluetorch label. The write down in the investment in Unboxed for the year ended December 31, 2004 totaled $927,154.



-     Total  Sports  Distribution,  Inc.
Total Sports has been valued at $0, due to the Company's decision to discontinue the flow of capital to this entity. It had become apparent that the anticipated revenue flow for 2005 was not progressing at the rate the board of directors and management anticipated and would fall well short of expectations. As the board of directors and management looked at the Company's contractual royalty minimums for the Airwalk label for 2005 and beyond, it became clear that the Company was not going to be able to meet the revenue objectives from which the royalty minimums were based. These minimums were $920,000 in 2005 with an additional $3,960,000 due between 2006 and 2008. In addition, this situation was going to negatively impact Total Sports' ability to market and sell the TSABrand label. As previously noted, in March 2005, Total Sports and Bluetorch signed a Mutual Settlement and Release Agreement with the licensor of the Airwalk label. The write down in the investment in Total Sports for the year ended December 31, 2004 totaled $484,658.

-     Island  Tribe,  Inc.
Island Tribe has been valued $377,458, being the price of $372,000, as per the Stock Purchase Agreement dated August 20, 2004, plus an additional cash investment by the Company during the fourth quarter of 2004. We are continuing with Island Tribe since it is not subject to any guaranteed minimum royalties, unlike Unboxed and Total Sports.

(3)  Property  and  Equipment

Property  and equipment approximate the following at December 31, 2004 and 2003:




                                    2004    2003
                                ---------  -----
Computer hardware and software  $ 31,406   $   -
                                ---------  -----
Furniture and Fixtures . . . .     5,127       -
                                ---------  -----
                                  36,533       -
Accumulated depreciation . . .   (10,813)      -
                                ---------  -----
                                $ 25,720   $   -
                                =========  =====

(4)  Asset  Purchase  Agreement

On December 15, 2002, the Company acquired the Hot Tuna, Xisle and the children's surf brands, Piranha Boy and Piranha Girl, and trademarks from Federation Group Limited ("FGL" or the "Seller") in exchange for an aggregate of a $250,000 deposit payable in cash, 19,500,000 shares of the Company's common stock and 400,000 shares of the Company's Series A preferred stock (the "Series APS"). $25,000 of the cash deposit was paid, with $125,000 of the cash deposit satisfied in shares of the Company's common stock.

The trademarks were valued at the cash deposit and fair value of the shares issued, both common and preferred.

The common stock and preferred stock were issued but never delivered to the seller. The Company contends that the Seller never delivered the proper items necessary to market the trade name. The parties began conversations regarding amending the agreement during the quarter ended June 30, 2003. Subsequently, in November 2003, the Company entered into a settlement agreement, pursuant to which that original agreement has been rescinded. Accordingly, the Company has returned all trademarks and related assets. In exchange, FGL has returned 28,200,000 of the Company's common shares plus 400,000 shares of the Company's Series APS to the Company, which has cancelled the shares. 3,300,000 common shares were retained by FGL as a settlement expense, which has been valued at $495,000 on the accompanying financial statements; also recognized as part of the settlement expense is the $25,000 cash deposit paid.

As the intent and economic substance of the settlement is in fact an unwinding of the original Asset Purchase Agreement, all amounts have been reversed out at the amount at which they were originally recognized. Accordingly, as of December 31, 2003 the Company has provided for the net impact of this agreement as if it had been executed September 30, 2003. The entire value of the trademarks has been reversed and $5,783,824 charged to equity for the original value of the common and preferred shares

(5)  Notes  Payable

Notes payable to four parties, payable on demand or by May 31, 2005, were issued on May 30, 2003 in exchange for consulting and other services, carrying interest at 8% per annum; total amount of notes issued was $325,000. These notes were converted to 15,000,000 shares of common stock during the year ended December 31, 2003.

(6)  Convertible  Debentures

On April 1, 2003 the Company issued a $25,000 convertible debenture, convertible at the holder's option into common shares at a price equal to the lesser of 75% of the lowest closing bid price over the 15 trading days prior to conversion or 100% of the average closing prices bid over the 20 trading days prior to conversion. The debenture was repaid during the quarter ended September 30, 2003 and unamortized debt issue costs were charged to expense.

On November 8, 2004, the Company issued a convertible debenture of $187,500, convertible at the holder's option into common shares at a price of $0.0035 per share. All principal is due on the maturity date of November 8, 2006 and the interest rate is 9.15%. The Company received net proceeds totaling $125,063, net of deferred financing costs of $28,125 and prepaid interest totaling $34,312. As of December 31, 2004, the debenture holder had converted $131,250 of the debenture into 37,500,001 shares of common stock. Subsequent to December 31, 2004, the debenture holder had converted an additional $56,250 of the debenture into 16,071,429 shares of common stock.

On December 14, 2004, the Company issued a convertible debenture of $187,500, convertible at the holder's option into common shares at a price of $0.0035 per share. All principal is due on the maturity date of December 14, 2006 and the interest rate is 9.15%. The Company received net proceeds totaling $125,063, net of deferred financing costs of $28,125 and prepaid interest totaling $34,312. As of December 31, 2004, the debenture holder had not converted any of this debenture into shares of common stock. Subsequent to December 31, 2004, the debenture holder had converted $187,500 of the debenture into 53,571,430 shares of common stock.

The convertible feature of the above convertible debentures provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the Company has estimated the fair value of such BCF to be approximately $375,000 related to these debentures and recorded such amount as a debt discount. Such discount is being amortized to interest expense over the term of the notes. Amortization expense during the year ended December 31, 2004 approximated $140,000.

Amortization expense of deferred financing costs for these convertible debentures totaled $28,125 for the year ended December 31, 2004.

(7)  Income  Taxes

During the years ended December 31, 2004 and 2003 the provision for taxes (substantially all deferred) differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for taxes as a result of the following:

                                       28

                                                            2004          2003
                                                            ----          ----
Computed  "expected"  tax  (benefit)  expense               (34%)        (34%)

Addition  to  (reduction)  in  income  taxes
  resulting  from:
     State  income  taxes,  net  of  federal  benefit        (4%)            -
     Change  in  deferred  tax  asset  valuation  allowance  38%           16%
     Non-deductible  expenses                                  -           18%
                                                           -----         -----
                                                               -             -
                                                           -----         -----

The effects of temporary differences, that give rise to significant portions of deferred tax assets and liabilities at December 31, 2004 and 2003, are presented below:

                                                            2004          2003
                                                            ----          ----

Deferred  tax  assets:
     Tax  net  operating  loss  carry-forwards         1,368,000       880,000
     Investments                                         565,000             -
                                                     -----------   -----------
Total  gross  deferred  tax  asset                     1,933,000       880,000
Less  valuation  allowance                            (1,933,000)     (880,000)
                                                     -----------   -----------

Total  net  deferred  tax  asset                       $       -      $      -
                                                     -----------   -----------

The valuation allowance increased by $1,053,000 during the year ended December 31, 2004. The current provision for income taxes for the years ended December 31, 2004 and 2003 is not significant.

At December 31, 2004, the Company had net tax operating loss carry-forwards of approximately $3,421,000 available to offset future taxable federal and state income. If not utilized to offset future taxable income, the carry-forwards will expire in various years through 2014. In the event the Company were to experience a greater than 50% change in ownership as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's tax net operating loss carry-forwards could be severely restricted.

(8)  Rescission  of  Options

During the year ended December 31, 2003, the Company granted 33,150,000 options to employees (after giving effect to two forward splits), all of which would have vested from March 2004 through March 2007. In accordance with APB 25, a $2,784,600 compensation cost was included in deferred compensation costs, to be recognized over the future vesting period.

Subsequent to the issue of the options, the Company obtained agreements from employees to rescind all of these options, in exchange for restricted common shares to be issued immediately. Accordingly, the $2,784,600 option cost, previously deferred, has been charged to operations in the year ended December 31, 2003.

(9)  Stockholders'  Equity

Preferred  Stock

The Company is authorized to issue up to 50,000,000 shares of preferred stock at $0.001 par value. As of December 31, 2004 the Company has issued the following shares:

Convertible series A preferred stock ("Series APS"), 400,000 shares originally authorized; none issued and outstanding

These shares were issued in connection with the Asset Purchase Agreement described in Note (4). The shares were cancelled in connection with the rescission of the transactions contemplated by the Asset Purchase Agreement in November 2003.

Convertible series B preferred stock ("Series BPS"), 610,000 shares authorized;190,000 issued and outstanding

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

The Series BPS are convertible into common stock based upon a conversion price equal to the number of shares being converted divided by 80% of the Market Price described in the preceding paragraph. All shares of Series B outstanding three
(3) years from the date of issuance shall automatically be converted into common stock based upon the foregoing formula.

Series BPS have preferred treatment upon liquidation of the Company. The holders of Series BPS are entitled, upon liquidation, dissolution or winding up of the Company, to receive 120% of the outstanding unconverted principal amount of the Series BPS before the holders of common shares and any other class or series of preferred stock.

Series  BPS  have  preferred  treatment  upon  liquidation  of  the  Company.

Series  BPS  holders  are  entitled  to  one  vote  per  share  of  Series  BPS.

Series BPS, voting together as a class, have the right to elect one (1) director.

Subsequent to December 31, 2004, holders of Series BPS converted 49,500 shares of Series BPS into 28,221,581 common shares.

Convertible series C preferred stock ("Series CPS"), 10,000,000 shares authorized; 10,000,000 issued and outstanding

The holders of the Series CPS are not entitled to receive dividends and are convertible into common stock of the Company in an amount equal to the number of Series CPS being converted. In connection with any reorganizations, merger, consolidation or sale of assets involving the Company, the number of Series CPS shares outstanding and the number of shares of Common Stock into which the Series CPS are convertible will not be affected by any such capital reorganization.

There  is  no  liquidation  preference  for  Series  CPS  holders.

Series CPS, voting together as a class, have the right to elect two (2) directors but have no other voting rights.

Equity  Transactions

Year  ended  December  31,  2003:
During the year ended December 31, 2003, the Company issued 18,545,818 common shares, in exchange for which it received cash proceeds totaling $423,263.

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

During the year ended December 31, 2003, the Company issued 682,147 shares of common stock to five current and former employees in exchange for their agreement to the rescission by the Company of 33,150,000 options (as adjusted for the 5:1 split which took effect May 21, 2003), which had been granted during the quarter ended March 31, 2003. The full $47,750 cost of these shares, at market value at date of issuance, has been charged to "write-off of deferred compensation" expense in the accompanying statements of operations for the year ended December 31, 2003.

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

On March 7, 2003, the Company issued 750,000 shares (as adjusted for splits) of common stock, valued at their market value of $112,500, to a foreign entity for resale under Regulation S. As these shares have not yet been resold by the foreign entity, and no consideration has been received, the shares have been reflected in common stock subscriptions receivable on the accompanying financial statements

On June 18, 2003, the Company issued an aggregate of 10,000,000 of its Series C Preferred Shares to one certain officer and director, in lieu of the rescission of stock options, and to two consultants in exchange for services provided of $367,500, based on fair market value of the underlying common shares. The Series C Preferred Shares are convertible on a 1:1 basis into shares of the Company's common stock.

During the year ended December 31, 2003, 5,087,364 shares of common stock were issued in connection with a shareholder's election to convert 130,000 shares of Preferred Series B.

During the year ended December 31, 2003, 18,200,000 common shares were issued in satisfaction of notes payable in the amount of $413,000.

During the year ended December 31, 2003, with shareholder approval, the Company issued warrants for the purchase of 15 million shares of the Company's common stock at exercise prices ranging from $.05 to $.10 per share in connection with a licensing agreement for Unboxed Distribution, Inc. distribute under. The estimated value of the options totaled approximately $418,326 at the date of grant. The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest of 5.5%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 173.5%; and a term of 5 years. This amount has been included in the valuation of the investment. These warrants were exercisable upon issuance.

Year  ended  December  31,  2004:
During the year ended December 31, 2004, the Company issued 128,049,999 common shares in exchange for which it received cash proceeds totaling $1,533,945.

The Company also issued 30,000,000 restricted common shares for the purchase of a 51% interest in Island Tribe, Inc., valued at $372,000, based on the market value of its common stock at the date of acquisition. (see Note 2). The number of shares issued was based on a formula whereby the shareholders of Island Tribe received $372,000 of the Company's restricted common stock. Restricted stock cannot be sold until held for a minimum of twelve months.

During  the  year  ended  December  31, 2004, 5,769,109 common shares and 10,000
Series  CPS  were  returned  to  the  Company.

The common stock subscriptions receivable of $9,600 in the accompanying balance sheet at December 31, 2004 consists of amounts receivable from an investment banking company related to the purchase of common shares.

During September 2004, 10,000 shares of Series CPS stock were issued in connection with the issuance of 1,111,111 shares of common stock for total proceeds of $10,000.

On November 8, 2004, the Company issued a convertible debenture of in the principal amount of $187,500, convertible at the holder's option into common shares at a price of $0.0035 per share. As of December 31, 2004, the debenture holder had converted $131,250 of the debenture into 37,500,001 shares of common stock. Subsequent to December 31, 2004, the debenture holder had converted the remaining $56,250 of the debenture into 16,071,429 shares of common stock.

On December 14, 2004, the Company issued an additional convertible debenture in the principal amount of $187,500, convertible into 53,571,430 common shares of the Company. As of December 31, 2004, the debenture holder had not converted any of this debenture into shares of common stock. Subsequent to December 31, 2004 and through March 31, 2005, the debenture holder had converted the total
$187,500 of this debenture into 53,571,430 shares of common stock. The unconverted shares of these convertible debentures are being held in an escrow account and are presented as such in the accompanying financial statements.

During the year ended December 31, 2004, 12,165,953 common shares were issued upon conversion of Series BPS. An additional 166,667 common shares were issued as settlement for penalties and interest in connection with the conversion of these Series BPS.

Subsequent to December 31, 2004, 28,221,581 shares of common stock were issued in connection with a shareholders' election to convert shares of Series BPS.

(10)  Going  Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2004, the Company had no revenues and incurred net losses totaling $7,951,544 for the period from August 26, 2002 (inception) through December 31, 2004. Additionally, as of December 31, 2004, the Company has negative working capital of $7,197. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2005. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Management  plans  to  take  the  following steps in response to these problems:

-     Revenue

It has been determined that, as an investment company, the Company will only invest in/acquire cash flow positive and profitable businesses. These entities will have good growth potential as a result of access to additional capital and/or additional management acumen.

As part of this strategic process, the Company will look beyond action sports apparel for acquisition opportunities so as to include all apparel and footwear businesses as well as entities in other consumer product categories that have the potential for a positive return on investment. It is believed that this new direction will both reduce the risk for the Company and its shareholders as well as provide the best opportunity for long-term shareholder value.

Regarding two of the Company's subsidiaries, Total Sports Distribution, Inc. and Unboxed Distribution, Inc., it is clear that profitability in both entities is not possible in the near future. Subsequent to December 31, 2004, the Company has signed Mutual Settlement and Release Agreements to cease the licensing agreements with the licensors for the Airwalk and Bluetorch. There were significant future guaranteed royalty amounts payable by the Company in accordance with the existing licensing agreements of these two subsidiaries and so it was in the best interests of the Company to mitigate our potential losses. Accordingly, it has been determined that it is not in the best interests of the Company's shareholders to continue the flow of capital to these two subsidiaries.

     We will, however, continue to fund and invest in Island Tribe Inc., a subsidiary in which we own 51% of the issued common stock.

-     Financing

On June 19, 2003, Bluetorch Inc. filed an Offering Circular that authorizes the Company to raise up to $3,000,000 via sale of its common stock. Through December 31, 2004, the Company has raised $2,267,057 against this limit. This sum includes both cash proceeds and conversion of debt.

On June 24, 2004, the Company filed a new Offering Circular that authorized the Company to raise up to $5,000,000 via sale of its common stock.

On October 18, 2004 and on November 1, 2004 the Company filed amendments to the June 24, 2004 Offering Circular, reducing the minimum offering share price to $0.004 and $0.0035, respectively. In addition, these amendments included a reduction in the authority to raise capital from $5,000,000 to $2,500,000. As of December 31, 2004, the Company has raised $658,850 against this limit. Subsequent to December 31, 2004 and up to March 31, 2005, the Company has raised an additional $243,750 against this limit.

Subsequent to December 31, 2004, on March 15, 2005, the Company filed an additional amendment to the June 24, 2004 Offering Circular, reducing the minimum offering share price to $0.001. In addition, these amendments included a reduction in the authority to raise capital from $2,500,000 to $375,000. As of March 31, 2005, the Company has raised $40,000 against this limit.

Whereas the Company believes it will be successful with its plans, due to market factors and economic conditions, no assurance can be given that financing will be available on favorable terms or at all.

The financial statements do not include any adjustments related to recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

(11)  Subsequent  Events

Equity  Transactions
On March 17, 2005, the Company issued a convertible debenture in a principal amount of $50,000, convertible into 50,000,000 common shares, which were issued and held in escrow. At the date of this report, the entire convertible debenture has been converted into 50,000,000 common shares.

Subsequent to December 31, 2004, 28,221,581 shares of common stock were issued in connection with a shareholders' election to convert shares of Series BPS.

Licensing  Agreements
On March 12, 2005, the Company and its wholly-owned subsidiary, Unboxed Distribution, Inc., signed a Mutual Settlement and Release Agreement with Gotcha Brands Inc., the Bluetorch licensor, and this agreement requires the Company's subsidiary, Unboxed Distribution, Inc., to cease the selling and marketing of Bluetorch apparel. In keeping with this agreement, the Company also agrees to change its corporate name by April 20, 2005.

On March 22, 2005, the Company and its wholly-owned subsidiary, Total Sports Distribution, Inc., signed a Mutual Settlement and Release Agreement with Collective Licensing International, LLC, the licensor of the Airwalk apparel brand, and this agreement requires the Company's subsidiary, Total Sports Distribution, Inc., to cease the selling and marketing of Airwalk apparel.

Strategic  Direction
On March 18, 2005, the Company announced that it had created and implemented a revised business model. The underlying objective of this evaluation was to ensure that the company pursues a business approach that has the potential of producing fundamental value for its shareholders.

The directors and management have determined that, as a BDC, future investments will be focused on companies that have entry-level positive cash flow financial statements. Additionally, the investments must have the potential for growth based on existing core factors, additional capital infusion if required and, if necessary, the introduction of an experienced management team that has a reasonable expectation of expanding the existing business.

Management will be reviewing acquisition opportunities to include all consumer products categories to provide for a diversification in an expanded portfolio of subsidiary companies. It is believed that this new direction will both reduce the risk for the Company and its shareholders as well as provide the best opportunity for long-term shareholder value.

The company will continue to provide funding for Island Tribe Inc., a subsidiary in which Bluetorch Inc. owns 51% of the common stock.

Regarding two of the Company's subsidiaries, Total Sports Distribution, Inc. and Unboxed Distribution, Inc., the board and management have determined that these investments are not in conformity with the new business model in terms of current and future profitability. Therefore, it has been determined that it is not in the best interests of the company or its shareholders to continue the flow of capital to these two subsidiaries. Accordingly, the Company has written off its investments in these two subsidiaries.

Reverse  split  of  common  stock (unaudited)
On March 29, 2005, the Company announced that its board of directors has approved a 2500-to-1 reverse stock split of the company's common stock.

The reverse split will be effective on Monday, April 18, 2005 to the holders of record of Bluetorch Inc. common stock as of the close of business on March 31, 2005. The new share certificates, evidencing the reverse stock split, will be issued by the company's transfer agent when certificates are physically surrendered, by issuing one new share for every two thousand five hundred shares surrendered, or if part of the DTC System, shares will be automatically adjusted on the same basis. Fractional shares will be issued in connection with the reverse split. Following the reverse split, the company's ticker symbol on the OTC-BB will also change. Once Bluetorch is informed of its new symbol, a press release will be issued with the new symbol.

Consistent with this acquisition strategy and following the above reverse split, the board of directors has instructed management to discuss with the holders of the Series CPS the voluntary conversion of approximately 250,000 Series CPS shares into common stock; the objective of this process would be to obtain majority shareholder approval for the Company to (i) amend its articles of incorporation to increase the authorized capital, if required, to allow the Company to obtain the required additional capital to pursue its acquisition strategy; and (ii) amend the articles of incorporation to change the name of the Company, in accordance with the settlement agreement between Unboxed Distribution, Inc, a wholly-owned subsidiary of the Company, and Gotcha Brands Inc., the licensor of the Bluetorch label. The Series CPS have anti-dilution protection that precludes a reverse split of the Series CPS, even though all common shares are reverse split. There are a total of 10,000,000 shares of Series CPS currently issued and outstanding.

Amendment  to  Offering  Circular (unaudited)
Subsequent to December 31, 2004, on March 15, 2005, the Company filed an additional amendment to the June 24, 2004 Offering Circular, reducing the minimum offering share price to $0.001. In addition, these amendments included a reduction in the authority to raise capital from $2,500,000 to $375,000. As of March 31, 2005, the Company has raised $30,000 against this limit.

Directors (unaudited)
On March 11, 2005, Shane Traveller resigned as a director of the Company and Kenneth Wiedrich was appointed to the board of directors.


ITEM  9:     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL
     DISCLOSURES

     None.

ITEM  9A:     CONTROLS  AND  PROCEDURES

Evaluation  of  Controls  and  Procedures

The Company's board of directors and management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date"), within 90 days prior to filing the Company's December 31, 2004 Form 10-K. Based upon that evaluation, the Company's board of directors and management, including the CEO and CFO, concluded that, as of December 31, 2004, the Company's disclosure controls and procedures were effective in alerting management on a timely basis to material Company information that would be required to be included in our periodic filings with the SEC.

Based on their most recent evaluation as of the Evaluation Date, the CEO and the CFO have also concluded that the other controls and procedures, that are designed to ensure that information required to be disclosed in our periodic filings with the SEC, have not been adequate, resulting in a pattern of late filings which the board of directors and management have now taken specific steps to correct.

Changes  in  Internal  Control

There were no significant changes made in the Company's internal controls over financial reporting, during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, these internal controls. In April 2005 the board of directors and management have taken steps to correct the procedures regarding the timeliness of the periodic filings with the SEC.


PART  III
---------

ITEM  10:     DIRECTORS  AND  EXECUTIVE  OFFICERS

The names and ages of each of the current directors and executive officers of the Company are as follows:

NAME                  AGE                   POSITION
----------          -------              ---------------
Bruce MacGregor        46          President, CEO and Director

Bernard Gurr           47          Chief Financial Officer and Company Secretary

Read Worth             49          Director

Kenneth Wiedrich       58          Director  (Appointed March 11, 2005)

Bruce  MacGregor  -  President,  Chief  Executive  Officer & Director, Bluetorch
Inc.
Mr. MacGregor brings over 20 years of experience in the sporting goods and apparel industries.

Mr.  MacGregor's  background  includes:
- President/C.O.O. of L.A.Gear, where he restructured the business in order to sell the NYSE company.
- V.P. Marketing of Avia, where he helped grow the brand from $3 million to $200 million in sales revenue in 5 years.
- C.O.O. of Razor USA, LLC, where he led the company from $15 million to $200 million in sales revenue.

Bernard  Gurr  -  Chief  Financial  Officer,  Bluetorch  Inc.
Mr.  Gurr  joined  the  Company  in  August  2004  and  his background includes:
- 9 years as Chief Executive Officer of the Sydney Rugby League Football Club, a high profile, professional sports franchise in Australia.
- Director of Finance for World Cup USA 1994, Inc., the Organizing Committee for the 1994 soccer World Cup in the U.S.A.
-     Senior  Manager  at  Ernst  &  Young,  the global financial services firm.

Read  Worth  -  Director,  Bluetorch  Inc.  (Non-executive)
Mr. Worth brings over 15 years of experience in apparel merchandising to the Company. His work background includes time spent with RLX Polo Sport, Nike and Patagonia while he was Senior Vice President of Champs (Foot Locker division) where he built their private label business from zero to $485 million in sales revenue.

Kenneth Wiedrich - Director, Bluetorch Inc. (Non-executive) (Appointed March 11, 2005)
Mr. Wiedrich has over 33 years of experience in operational accounting and finance functions in a variety of businesses within the service, construction and manufacturing industries. Mr. Wiedrich has experience with government cost accounting methods and all related government acquisition regulations. In his capacity as the Chief Financial Officer for RI-Tech, Inc., he was responsible for the day to day administrative functions of the company, as well as all accounting and financial aspects of the business. Mr. Wiedrich presently serves as the Chief Financial Officer and Secretary of S3 Investment Company and GTREX, Inc. Mr. Wiedrich will now be designated the Audit Committee's "financial expert".

Compliance  with  Section  16(a)  of  the  Exchange  Act

Based solely upon a review of forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31 ,2004, was a director, officer or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM  11:     EXECUTIVE  COMPENSATION

The following tables provide summary information for the years 2004 and 2003 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the Company's chief executive officer, chief financial officer and directors.

                                 BLUETORCH INC.

                          SUMMARY COMPENSATION TABLES

                              Annual Compensation
    Name & Principal Position        Year        Salary (US$)            Bonus($)                 Other Compensation

         Bruce MacGregor             2003         $ 91,100                 None                               None
         President & CEO

         Bruce MacGregor             2004        $ 132,000                 None                               None
         President & CEO

        Bernard Gurr                 2004         $ 41,666                 None                               None
        Chief Financial Officer
          (August 2004 to present)

        Scott Battenburg             2004         $ 58,333                 None                               None
        Chief Financial Officer
         (January 2004 through July 2004)

                                 Long Term Compensation
                                  Awards                                        Payouts
  Name & Position     Year     Restricted Stock     Securities underlying     LTIP Payouts
                                                     Stock awards(S) ($)    Options / SARS(#) ($)

                      2001         None                   None                    None

                      2002         None                   None                    None

                      2003         None                   None                    None

                      2004         None                   None                    None

                            Options/SAR Grants in Last Fiscal Year (Individual Grants)
     Name & Position      Number of Securities      Percent of Total      Exercise of Base      Expiration Date
                             Underlying Options/       Options/SARs          Price ($/Sh)
                                SARs (1)            Granted to Employees
                                                       in Fiscal Year

    Bruce MacGregor                  None                  None                 None
    President & CEO

    Bernard Gurr                     None                  None                 None
    Chief Financial Officer
      (August 2004 to present)

    Scott Battenburg                 None                  None                 None
    Chief Financial Officer
      (January to July 204)

     In February 2003, Mr. MacGregor was granted 2,400,000 options at an exercise price of $0.246 per share, which vest 25% per year. These options were rescinded in lieu of the issuance to
Mr. MacGregor of Series C preferred stock..

                                         DIRECTOR COMPENSATION
        Name                        Year                Salary (US$)                      Other Compensation

Shane Traveller                     2004                    $18,000                             None
(Resigned March 11, 2005)
                                    2003                       None                             None


Read Worth                          2004                    $ 3,600                             None

                                    2003                       None                             None

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables sets forth, as of March 31, 2005, the name, address and the number of shares of the Company's common stock, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 395,097,255 shares of common stock issued and outstanding, and the name and shareholdings of each director and of all officers and directors as a group.

CLASS OF STOCK          NAME AND ADDRESS OF                     NUMBER OF SHARES                  PERCENT OF CLASS
                           BENEFICIAL OWNER                    BENEFICIALLY OWNED(1)                     (1)
----------------------------------------------------------------------------------------------------------------
                                              Executive Officers & Directors
----------------------------------------------------------------------------------------------------------------
Common Stock          Bruce MacGregor                                16,585,718                         7.3%
                      C/ 12607 Hidden Creek Way, Suite S
                      Cerritos,  CA  90703

Common Stock          Read Worth                                        582,143                 Less than 1%
                      C/ 12607 Hidden Creek Way, Suite S
                      Cerritos,  CA  90703

Common Stock          Bernard Gurr                                         -0-                            0%
                      C/ 12607 Hidden Creek Way, Suite S
                      Cerritos,  CA  90703

Common Stock          Kenneth Wiedrich  (appointed March 11, 2005)         -0-                            0%
                      C/ 12607 Hidden Creek Way, Suite S
                      Cerritos,  CA  90703

ALL EXECUTIVE OFFICERS & DIRECTORS AS A GROUP                        17,224,111                         7.3%

(1) The number of shares and percentages of class beneficially owned by the entities/persons above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individuals has sole or shared voting power or investment power and also any shares as to which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

The following table sets forth, as of March 31, 2005, the name, address and the number of shares of the Series B preferred stock, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 140,500 shares of Series B preferred stock issued and outstanding, and the name and shareholdings of each director and of all executive officers and directors as a group.

SERIES OF PREFERRED                    NAME & ADDRESS OF                     NUMBER OF SHARES                PERCENT OF
      STOCK                            BENEFICIAL OWNER                    BENEFICIALLY OWNED                  CLASS
-----------------------------------------------------------------------------------------------------------------------

Series B Preferred  Stock                Jerry Mann                             38,000                          27.0%
                                         312 Stuart St 3rd Floor
                                         Boston,  MA  02116

Series B Preferred Stock                 Craig Wexler                           17,000                          12.1%
                                         312 Stuart St 3rd Floor
                                         Boston,  MA  02116

Series B Preferred Stock                 Lawrence Wexler                        28,000                          19.9%
                                         312 Stuart St 3rd Floor
                                         Boston,  MA  02116

Series B Preferred Stock                 Peter Zatir                            41,000                          29.2%
                                         312 Stuart St 3rd Floor
                                         Boston,  MA  02116

Series B Preferred Stock                 Michael Dix                            13,500                           9.6%
                                         312 Stuart St. 3rd Floor
                                         Boston,  MA  02116


ALL EXECUTIVE OFFICERS & DIRECTORS AS A GROUP                                     None                            N/A

The following table sets forth, as of March 31, 2005, the name, address and the number of shares of the Series C preferred stock, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 10,000,000 shares of Series C preferred stock issued and outstanding, and the name and shareholdings of each director and of all executive officers and directors as a group.

SERIES OF PREFERRED                    NAME & ADDRESS OF                     NUMBER OF SHARES                   PERCENT OF
      STOCK                             BENEFICIAL OWNER                    BENEFICIALLY OWNED                   CLASS
-------------------------------------------------------------------------------------------------------------------

Series C Preferred  Stock              Bruce MacGregor                             4,440,000                     44.4%
                                       C/ 12607 Hidden Creek Way, Suite S
                                       Cerritos,  CA  90703

Series C Preferred Stock               Abbeyfield Trading, Ltd.                    1,009,375                     10.1%
                                       C/ 12607 Hidden Creek Way, Suite S
                                       Cerritos,  CA  90703

Series C Preferred Stock               Mega Plan Investments, Ltd.                 1,009,375                     10.1%
                                       C/ 12607 Hidden Creek Way, Suite S
                                       Cerritos,  CA  90703

Series C Preferred Stock               Interfund Management                          768,750                      7.7%
                                       C/ 12607 Hidden Creek Way, Suite S
                                       Cerritos,  CA  90703

Series C Preferred Stock               Marie A. Murphy                               750,000                      7.5%
                                       C/ 12607 Hidden Creek Way, Suite S
                                       Cerritos,  CA  90703

Series C Preferred Stock               Marge Rohr                                    737,500                      7.4%
                                       C/ 12607 Hidden Creek Way, Suite S
                                       Cerritos,  CA  90703

Series C Preferred Stock               Peak Solutions                                500,000                      5.0%
                                       C/ 12607 Hidden Creek Way, Suite S
                                       Cerritos,  CA  90703

ALL EXECUTIVE OFFICERS & DIRECTORS AS A GROUP                                      4,440,000                     44.4%

ITEM  13:     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

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

In November 2002, the Company issued an aggregate of 545,000 shares of its Series BPS in exchange for $545,000 face amount of its convertible debentures upon the conversion thereof, which were issued in connection with the STG Acquisition in May 2002. An aggregate of 105,000 shares of the Company's common stock was also issued to the holders of the convertible debentures in connection with the conversion of the convertible debentures into the Series BPS.

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

The Series BPS are convertible into common stock based upon a conversion price equal to the number of shares being converted divided by 80% of the Market Price described in the preceding paragraph. All shares of Series BPS outstanding three
(3) years from the date of issuance shall automatically be converted into common stock based upon the foregoing formula.

An affiliate of Dutchess Advisors Ltd. ("Dutchess") and its principals were shareholders of STG and received shares of the Company's common stock in connection with the STG Acquisition. In connection with the rescission of the STG Acquisition, Dutchess and its principals returned substantially all of their shares to the Company for cancellation. Dutchess was issued 65,000 shares of Series BPS in connection therewith.

In connection with the STG Acquisition, Irwin R. Dyer III and Marion Day, principals of SGS were elected directors of the Company on May 9, 2002. Michael Novielli, a principal of Dutchess, was elected President of the Company on April 3, 2002 and as a director of the Company on May 9,2002. Messrs. Dyer, Day and Novielli resigned their positions with the Company on November 26, 2002. Between April 1, 2002 and June 30, 2002, Dutchess was paid $107,500 in consulting fees by the Company. Mr. Novielli was reimbursed $21,934 for expenses incurred on behalf of the Company. The Company reimbursed Mr. Douglas Leighton, a principal of Dutchess, $12,603 during this period.

During the same period, Mr. Dyer was paid consulting fees of $102,001 and Mr. Day was paid $75,000 by the Company. In addition, Messrs Dyer and Day were reimbursed $62,642 and $20,808, respectively, by the Company for expenses incurred on behalf of the Company.

On April 1, 2003, the Company issued a Debenture (the "Debenture") in the face amount of $25,000 to Dutchess which was payable on April 1, 2007 and bears interest at the rate of six percent (6%) per annum, which was payable in cash or common stock at the option of the Company. The Debenture was convertible into the Company's common stock at a rate of the lesser of (i) 75% of the average of the lowest closing bid price for the 15 trading days prior to conversion or (ii) 100% of the average of the closing bid prices for the 20 trading days immediately preceding April 3, 2003. This Debenture was retired in October 2003.

On February 6, 2004, the Company completed the redemption of 365,000 of the Series BPS held by Dutchess Private Equities Fund Ltd.

In addition, on April 1, 2003, the Company entered into an Investment Agreement ("IA Agreement") with Dutchess pursuant to which Dutchess agreed to purchase up to $4,000,000 of the Company's common stock over a 24-month period ending April 1, 2005. The purchase price shall be equal to 93% of the lowest bid price during the 10-day period prior to the date the Company requests that Dutchess purchase common stock.

The Company has granted registration rights to Dutchess with respect to the shares of its common stock underlying the Debenture and the IA Agreement.

On April 8, 2003, the Company entered into a License/Distributorship Agreement with Frontier International Holdings Pty Ltd ("Frontier"), with respect to the Hot Tuna, Xisle, Piranha Boy and Piranha Girl trademarks in Australia, New Zealand, Fiji, New Caledonia and Pacific Islands, on an exclusive basis and Singapore and Malaysia on a non-exclusive basis. The initial term of this agreement was to be for 10 years with an option in favor of Frontier for an additional 10-year term. Royalties of 6% of net sales in the territories described above were to be payable by Frontier to the Company. These agreements were assigned to Frontier in January 2004.

In December 2002, the Company acquired the Hot Tuna (surf and wakeboarding), Xisle (surf/skate) and the children's surf brands, Piranha Boy and Piranha Girl, and trademarks from Federation Group Limited ("FGL") in exchange for an aggregate of 6,690,000 shares of the Company's common stock and 400,000 shares of its Series APS. The holders of the Series APS were entitled to receive a yearly dividend of Series APS payable in shares of common stock equal to five cents ($0.05) per share times the 400,000 shares or $20,000 divided by 95% of the market price of the Company's common stock on January 1 of each year. The Series APS was also convertible into shares of the Company's common stock equal to the number of Series APS being converted divided by 85% of the market price at the time of conversion. This transaction was rescinded in November 2003. The Series APS was cancelled and Federation returned all but 3,300,000 shares of the Company's common stock issued in connection with this transaction.

On February 20, 2003, the Company's board of directors authorized the issuance of 33,150,000 options to certain officers and directors at an exercised price of $0.24 per share. These options were rescinded on May 30, 2003 and an aggregate of 682,147 shares of common stock were issued in lieu thereof.

On April 7, 2003 and on May 27, 2003, the Company effected a 3-for-1 and 5-for-1 forward stock split.

On September 8, 2003, Unboxed entered into a License Agreement (with option to purchase) with Gotcha Brands, Inc ("Gotcha") and, in connection therewith, issued 15,000,000 warrants to Gotcha principals.

On September 8, 2003 and September 9, 2003, the Company's board of directors and shareholders approved an increase in the authorized capital of the Company to 950,000,000 shares of common stock at a par value $0.001 and 50,000,000 shares of preferred stock a par value $0.001.

On May 30, 2003, the Company filed the appropriate documents with the Securities and Exchange Commission to become a "Business Development Company" ("BDC") under the Investment Company Act of 1940; the Company officially became a BDC on June 19, 2003.

Also, on May 30, 2003, the Company (i) cancelled $400,000 of notes in exchange for the issuance of a $600,000 debenture, (ii) authorized the issuance of 10,000,000 shares of Series C preferred stock, of which 4,750,000 shares were issued to Bruce MacGregor, 4,750,000 shares to Davenport Investments Limited and 500,000 to Peak Solutions and (iii) issued 5,167,500 shares of common stock in exchange for the cancellation of $198,600 of debt owed to certain officers, directors, consultants and vendors.

On November 23, 2003, the Company exchanged $212,500 of debt held by certain shareholders for 500,000 shares of common stock.

On October 10, 2003, the Company entered into a Stock Purchase Agreement ("SPA") with Dutchess Private Equities Fund, L.P. ("Dutchess") Dutchess agreed to purchase up to $1,800,000 of the Company's common stock over a twelve-month period. From October 24, 2003 through March 31, 2004, the Company issued
58,566,667 shares of common stock under the SPA. Such shares were issued pursuant to Regulation E under the Securities Act of 1933, as amended.

On January 26, 2004, Scott Battenburg resigned as a director and Read Worth was appointed a director of the Company. Mr. Battenburg was appointed the Company's Chief Financial Officer and Secretary, effective January 26, 2004.

Effective July 31, 2004, Mr. Battenburg resigned as Chief Financial Officer and Mr. Bernard Gurr was appointed Chief Financial Officer on August 2, 2004.

An aggregate of 16,679,169 shares of common stock were issued from October 1, 2003 through February 9, 2004, pursuant to the conversion of Series BPS, of which Dutchess received 15,504,452 shares. Dutchess no longer owns any Series BPS.

On March 11, 2005, Shane Traveller resigned as a director of the Company and Kenneth Wiedrich was appointed to the board of directors.

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

On March 1, 2003, the Company issued an aggregate of 1,168,875 shares of restricted common stock to employees and/or consultants for services rendered, namely:


  Name                             No: of Shares                              Date Of Issuance
----------------                  -------------------                        -----------------------
Read Worth                            300,000                                 25% on March 1,2003
                                                                              25% on April 1,2003
                                                                              25% on July 1, 2003
                                                                              25% on October1, 2003

Rod Williams                           75,000                                 Same 25% and dates as above

Scott Battenburg                       45,000                                 Same 25% and dates as above

Gigi Carrano                           36,000                                 Same 25% and dates as above

John Kraus                             22,500                                 Same 25% and dates as above

Howard Salomon                         60,000                                 100% on March 1, 2003

David Lasell                           30,000                                 100% on March 1, 2003

IC12 Pty., Ltd.                        30,000                                 100% on March 1, 2003

GISBEX                                150,000                                 100% on March 1, 2003

On  September  8,  2003,  the  Company's  wholly-owned  subsidiary,  Unboxed
Distribution, Inc., entered into a License Agreement (with an option to purchase) ("Bluetorch License") with Gotcha Brands, Inc. ("Gotcha") with respect to the Bluetorch trademark for use in the United States, Mexico and Canada. Unboxed has the option to acquire, after three years, the Bluetorch trademark in certain categories. The term of the Bluetorch License is three years and four months, commencing September 8, 2003. The Bluetorch License shall automatically renew for three additional six-year terms or Unboxed may acquire the Bluetorch Trademark in the territories and categories in which Unboxed is selling products as long as Unboxed is not in material breach of the Bluetorch License and Unboxed has reached the guaranteed domestic monthly minimum royalty ("Minimum Royalty").

On March 12, 2005, the Company and its wholly-owned subsidiary, Unboxed Distribution, Inc., signed a Mutual Settlement and Release Agreement with Gotcha Brands Inc., the Bluetorch licensor, and this agreement requires the Company's subsidiary, Unboxed Distribution Inc., to cease the selling and marketing of Bluetorch apparel. In keeping with this agreement, the Company also agrees to change its corporate name by April 20, 2005.

On October 21, 2003, the Company's other wholly owned subsidiary, Total Sports Distribution, Inc., entered into a License Agreement (with an option to purchase) ("TSA License") with Krash Distribution Inc. ("Krash") with respect to the use of the TSA Trademark in the United States, Mexico and Canada
("Territory"). The TSA License is for a term of three years and six months, commencing July 1, 2004. The TSA License is automatically renewable for three additional terms of five years or Total Sports may acquire the TSA Trademark utilized in the Territory only or globally so long as Total Sports is not in material breach of the TSA License and Total Sports has reached the guaranteed domestic monthly minimum royalty ("Minimum Royalty").

The TSA License provides for a royalty equal to 4% for the net sales per year on sales of the licensed products. The Minimum Royalty shall be $28,000 in 2004, $140,000 for 2005, $350,000 for 2006 and $520,000 for 2007. Total Sports has
paid  Krash  $20,000  in  2003  as  an advance against the 2004 Minimum Royalty.

The option price for the TSA Trademark shall consist of the greater of (i) the total royalties paid to Krash from July 1, 2004 through December 31, 2007 or
(ii) $1,008,000. If Total Sports parent is a BDC entity at the time of the exercise of the option, said sum shall be paid 25% in cash, 25% in free trading stock and 50% in restricted stock. If Total Sports parent is not a BDC entity, said sum shall be paid 35% in cash and 65% in restricted stock.

Total Sports entered into a License Agreement with Collective Licensing International, LLC ("Collective") with respect to the Airwalk Trademark owned by Collective. This License Agreement became effective on July 1, 2004. The License Agreement was for a term of 5 years commencing on July 1, 2004 and relates only to the geographic area known as the United States of America.

Total Sports had agreed to pay to Collective guaranteed payments ranging from $280,000 for the six months ended December 31, 2004 up to $1,920,000 for 2008.

On March 22, 2005, the Company and its wholly-owned subsidiary, Total Sports Distribution Inc., signed a Mutual Settlement and Release Agreement with Collective Licensing International, LLC, the licensor of the Airwalk apparel brand, and this agreement requires the Company's subsidiary, Total Sports Distribution Inc., to cease the selling and marketing of Airwalk apparel.

ITEM  14:     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

The Annual Report on Form 10-K for the year ended December 31, 2003 was audited by Stonefield Josephson, Inc. (Certified Public Accountants).

The Company changed auditors to Squar, Milner, Reehl & Williamson, LLP (Certified Public Accountants) on June 14, 2004.

AUDIT  FEES

For the fiscal year ended December 31, 2004, Squar, Milner, Reehl, Williamson & LLP billed the Company $13,900, for services rendered for the audit of the Company's annual financial statements included in its report on Form 10-K and the reviews of the financial statements included in its reports on Forms 10-Q filed with the SEC.

For the fiscal year ended December 31, 2003, Stonefield Josephson, Inc. billed the Company $40,397, for services rendered during the audit of the Company's annual financial statements included in its report on Form 10-K and the reviews of the financial statements included in its reports on Forms 10-Q filed with the SEC.

TAX  FEES

For the fiscal year ended December 31, 2004, Squar, Milner, Reehl & Williamson, LLP billed the Company $0, in connection with the preparation of tax returns and the provision of tax advice.

For the fiscal year ended December 31, 2003, Stonefield Josephson, Inc. billed the Company $0, in connection with the preparation of tax returns.

ITEM  15:     EXHIBITS  AND  FINANCIAL  STATEMENT  SCHEDULES

(a)  All  Financial  Statements.
(b)  Exhibits:     None.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of April 2005.

                                 BLUETORCH  INC.


                  By:  /S/  Bruce  MacGregor
                       -----------------------
                       Bruce  MacGregor,
                       President  &  Chief  Executive  Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 NAME                         POSITION                            DATE
--------------             --------------------               ---------

BRUCE MACGREGOR            PRESIDENT,  CHIEF  EXECUTIVE            2005
                           OFFICER  AND  DIRECTOR

BERNARD GURR               CHIEF FINANCIAL OFFICER                 2005

READ WORTH                 DIRECTOR                                2005

KENNETH WIEDRICH           DIRECTOR                                2005

                CERTIFICATION


I,  Bruce  MacGregor,  certify  that:

1.  I  have  reviewed  this  Annual  Report  on  Form  10-K  of  Bluetorch  Inc;

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

Date:    April  15,  2005

                BY:  /S/  BRUCE  MACGREGOR
                --------------------------
                Bruce  MacGregor
                President  &  Chief  Executive  Officer

CERTIFICATIONS

I,  Bernard  Gurr,  certify  that:

1.  I  have  reviewed  this  Annual  Report  on  Form  10-K  of  Bluetorch  Inc;

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

Date:  April  15,  2005


            BY:_BERNARD  GURR
            -------------------------
            Bernard  Gurr
            Chief  Financial  Officer

CERTIFICATION  PURSUANT  TO
18  U.S.C.  SECTION  1350,
AS  ADOPTED  PURSUANT  TO
SECTION  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

I, Bruce MacGregor, Chief Executive Officer of Bluetorch Inc., certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) the Annual Report of the Company on Form 10-K for the years ended December 31, 2004 and December 31, 2003 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

         /s/  Bruce  MacGregor
         ---------------------
         Bruce  MacGregor
         President  &  Chief  Executive  Officer

April  15,  2005




