Form 10-Q
period 2005-03-31
BLUETORCH, INC.
filed 2005-05-12
CIK 1084133

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

    [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                        For Quarter Ended: March 31, 2005

                                       OR

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                 Commission File Nos: 814-00633  and  000-28027
                                      ---------       ---------

                            PACIFIC PEAK INVESTMENTS
                            -------------------------

             (Exact name of registrant as specified in its charter)

              Nevada                                    90-0093439
    -------------------------                   ------------------------
    (State  of  Incorporation)                  (I.R.S.  Employer  I.D.)

               12607 Hidden Creek Way, Suite S, Cerritos, CA 90703
               ---------------------------------------------------
     (Address of principal executive offices and principal place of business)

                                 (562) 623-4040
                                 --------------
                         (Registrant's Telephone Number)

                                 Pacific Crest Investments
(formerly Bluetorch Inc.)
                                 --------------------------
                                       (Former Names)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 12, 2005, the registrant had a total of 472,900 shares of common stock issued and outstanding.

TABLE OF CONTENTS
PART  I     FINANCIAL  INFORMATION                                                                    PAGE

Item  1:    Financial Statements                                                                       1-9
Item  2:    Management's Discussion and Analysis of Financial Condition and Results of Operations       10
Item  3:    Quantitative and Qualitative Disclosures About Market Risk                                  11
Item  4:    Controls and Procedures                                                                     12

PART  II    OTHER  INFORMATION

Item  1:    Legal Proceedings                                                                           12
Item  2:    Unregistered Sales of Equity Securities and Use of Proceeds                                 12
Item  3:    Defaults Upon Senior Securities                                                             12
Item  4:    Submission of Matters to a Vote of Security Holders                                         12
Item  5:    Other Information                                                                           12
Item  6:    Exhibits                                                                                    13

SIGNATURES

                        PART I  -  FINANCIAL  INFORMATION

ITEM  1:  FINANCIAL  STATEMENTS


                                                        PACIFIC PEAK  INVESTMENTS

                                                        CONDENSED BALANCE SHEETS
                                              March 31, 2005                           December 31, 2004
                                              --------------                           -----------------
                                                (Unaudited)
ASSETS

  Investments in portfolio companies           $  386,478                               $      377,478
  Cash                                              9,106                                       43,466
  Deferred financing costs                              -                                       28,125
  Deposits & prepaid expenses                       5,557                                       49,006
  Property & equipment, net                        21,538                                       25,720

                                              --------------                           -----------------
                                                $ 422,679                               $      523,795
                                              ==============                           =================

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

Liabilities
  Accounts payable & accrued expenses             161,364                               $      118,970
  Loans payable to related parties                 20,000                                            -
  Convertible debentures, net of discount                                                        8,824
                                              --------------                           -----------------
          Total liabilities                       181,364                                      127,794
                                              --------------                           -----------------

Stockholders' equity
  Convertible preferred series A,
    $0.001 par value; 400,000 shares                     -                                            -
    authorized; 0 shares issued and
    outstanding
  Convertible preferred series B,
    $0.001 par value; 610,000 shares
    authorized; 140,500 and 190,000
    shares issued and outstanding                     140                                          190
    at March 31, 2005 & December 31, 2004,
    respectively
  Convertible preferred series C,
    $0.001 par value; 10,000,000 shares
    authorized; 10,000,000 shares issued
    and outstanding                                10,000                                       10,000
  Common stock, $0.001 par value;
    950,000,000 shares authorized;
    542,961,709 and 464,740,114
    shares issued and outstanding at
    March 31, 2005 and December 31, 2004,
    respectively                                   542,962                                     464,740
  Common stock held in escrow                      (20,000)                                    (69,643)
  Common stock subscriptions receivable             (9,600)                                     (9,600)
  Additional paid in capital                     8,188,812                                   7,951,858
  Accumulated deficit                           (8,470,999 )                                (7,951,544)
                                              --------------                           -----------------
         Total stockholders' equity                241,315                                     396,001
                                              --------------                           -----------------
                                              $    422,679                              $      523,795
                                              ==============                           =================

The accompanying notes form an integral part of these financial statements.

                                                                1

                                                          PACIFIC PEAK  INVESTMENTS

                                              SCHEDULE OF INVESTMENTS IN PORTFOLIO COMPANIES
                                                                (Unaudited)

                                                              March 31, 2005

                                          Description                   Percent                     Fair
Company                                   of Business                   Ownership      Cost        Value        Affiliation


Unboxed Distribution, Inc.            Extreme Sports Apparel              100%          $ -           $ -        (1) Yes

Total Sports Distribution, Inc.       Extreme Sports Apparel              100%          $ -           $ -        (1) Yes

Island Tribe, Inc.                    Extreme Sports Apparel               51%          $386,478      $386,478     (1) Yes
                                                                                        --------      --------
Investments in portfolio companies                                                      $386,478      $386,478
                                                                                        ========      ========

(1) Fair value was determined by the Company's board of directors - refer to Note  2  for  further  explanation  of  the  Company's methods of determining fair values.

The  accompanying  notes  form  an  integral  part  of  these  financial  statements.

                                                       2

                                                               PACIFIC PEAK INVESTMENTS

                                                            CONDENSED STATEMENTS OF OPERATIONS
                                                                      (UNAUDITED)

                                                     THREE MONTHS                    THREE MONTHS
                                                         ENDED                           ENDED
                                                     MARCH 31, 2005                  MARCH 31, 2004
                                                    ---------------                 ---------------
REVENUES                                              $        -                      $        -
                                                    ---------------                 ---------------

EXPENSES

  General and administrative                             (519,455)                        (395,713)
                                                    ---------------                 ---------------

  Total expenses                                         (519,455)                        (395,713)
                                                    ---------------                 ---------------
Net loss                                              $  (519,455)                      $ (395,713)
                                                    ===============                 ===============

Basic and diluted - loss per share                    $     (2.70)                      $    (4.58)
                                                    ===============                 ===============

Weighted average common shares -
  basic and diluted                                        192,069                          86,355
                                                    ===============                 ===============

The accompanying notes form an integral part of these financial statements.

                                                               3




                                                           PACIFIC PEAK  INVESTMENTS

                                                          CONDENSED STATEMENTS OF CASH FLOWS

                                              FOR THE THREE MONTHS ENDED MARCH 31, 2005 and 2004
                                                                  (Unaudited)


                                                                        2005                             2004
                                                                    --------------                   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $  (519,455)                    $ (395,713)

  Adjustments to reconcile net loss to net cash used in
  operating activities:
     Costs associated with converting stock at a discount                       -                        124,250
     Depreciation and amortization expense                                  4,182                              -
     Amortization of deferred financing costs                              28,125                              -
     Amortization of beneficial conversion feature                        234,926                              -
     Legal expense associated with conversion of Series B                       -                          2,950
     Shares issued for settlement of interest on Series B                       -                         50,000

Changes in operating assets and liabilities:

      Deposits and prepaid expenses                                       43,449                          (5,557)
      Accounts payable and accrued expenses                               42,394                         (58,195)
      Loans payable                                                          -                           (12,000)
                                                                    --------------                   ------------
        Net cash used in operating activities                           (166,379)                      (294,265)
                                                                    --------------                   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments advanced to portfolio investment companies                  (9,000)                       (294,554)
                                                                    --------------                   ------------
        Net cash used in investing activities                             (9,000)                       (294,554)
                                                                    --------------                   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                                 -                         747,050
    Redemption of Series B                                                     -                         (30,000)
    Proceeds from issuance of convertible debentures                      50,000                                -
    Additional proceeds from sale of common stock in prior year           91,019                                -
                                                                    --------------                   ------------

        Net cash provided by financing activities                        141,019                         717,050
                                                                    --------------                   ------------

Net increase / (decrease) in cash                                        (34,360)                        128,231

Cash and cash equivalents, beginning of period                            43,466                             517
                                                                    --------------                   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $    9,106                      $  128,748
                                                                    ==============                   ============

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

   Conversion of preferred series B to common stock                   $      50                      $         -

   Common stock  issued upon conversion of convertible debentures     $  273,750                     $         -

                                                                 4

The accompanying notes form an integral part of these financial statements.

                        NOTES TO THE FINANCIAL STATEMENTS

(1)  DESCRIPTION  OF  BUSINESS

Organization  and  Business

Mercury Software, a Nevada corporation, was incorporated on January 29, 1997 and its name was changed to MedEx Corp. on June 24, 2002. Aussie Apparel Group Ltd. ("Aussie Apparel" or "the Company"), a Nevada corporation, was incorporated on August 26, 2002. In October 2002, MedEx Corp. issued an aggregate of 6,500,000 (pre-stock split) shares of its common stock to the shareholders of the Company in connection with the merger of the Company with MedEx Corp., whose name was then changed to "Aussie Apparel Group Ltd" on October 21, 2002. Since the shareholders of the Company became the controlling shareholders of MedEx Corp. after the exchange, the Company was treated as the acquirer for accounting purposes. Accordingly, the financial statements, as presented here are the historical financial statements of the Company and include the transactions of MedEx Corp. only from the date of acquisition, using reverse merger accounting.

The Company's name was changed to Bluetorch Inc. (hereinafter "Bluetorch") effective November 3, 2003.

On June 19, 2003, the Company became a "Business Development Company" ("BDC") pursuant to applicable provisions of the Investment Company Act of 1940 (the "Investment Company Act").

On March 12, 2005, the Company and one of its wholly-owned portfolio investments, Unboxed Distribution, Inc., signed a Mutual Settlement and Release Agreement with Gotcha Brands Inc., the Bluetorch licensor, and this agreement requires Unboxed Distribution, Inc. to cease the selling and marketing of Bluetorch apparel. In keeping with this agreement, the Company also agreed to change its corporate name by April 20, 2005.

Subsequent to March 31, 2005 and in accordance with the above Mutual Settlement and Release Agreement, the Company amended its articles of incorporation to implement a name change of the Company; effective April 25, 2005 the Company's new name became "Pacific Crest Investments" (hereinafter the "Company") and its common stock began trading under this new name with a new exchange symbol.

Subsequent to March 31, 2005 and following the public announcement of the Company's new name, the Company received notice that another corporation had a name similar to Pacific Crest Investments. In the interests of avoiding potentially prolonged and expensive litigation, the Company agreed to change its name from Pacific Crest Investments. Effective May 5, 2005, the Company's new
name  is   Pacific  Peak  Investments (hereinafter the "Company").

On March 22, 2005, the Company and one of its wholly-owned portfolio investments, Total Sports Distribution, Inc., signed a Mutual Settlement and Release Agreement with Collective Licensing International, LLC, the licensor of the Airwalk apparel brand, and this agreement requires Total Sports Distribution, Inc. to cease the selling and marketing of Airwalk apparel.

Based on the Company's integration and management strategies, the Company will operate on a non-consolidated basis. Operations of the portfolio companies will be reported at the subsidiary level and only the appreciation or impairment of these investments in portfolio companies will be included in the Company's financial statements.

Condensed  Financial  Statements
The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2005 and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United Sates of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements on Form 10-K. The results of operations for the three-month periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full years.

Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Going  Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2005, the Company had no revenues and incurred net
losses  totaling  $8,470,999   for the period from August 26, 2002 (inception)
through March 31, 2005. Additionally, as of March 31, 2005, the Company had negative working capital of $172,258. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2005. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Management  plans  to  take  the  following steps in response to these problems:

     -  Revenue
     It has been determined that, as an investment company, the Company will only invest in/acquire cash flow positive and profitable businesses. It is intended that these entities will have good growth potential as a result of access to capital and/or additional management acumen.

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

     Regarding two of the Company's portfolio investment companies , Total Sports Distribution, Inc. and Unboxed Distribution, Inc., it is clear that profitability in both entities is not possible in the near future. In the three months ended March 31, 2005, the Company has signed Mutual Settlement and Release Agreements to cease the licensing agreements with the licensors for the Airwalk and Bluetorch labels. There were significant future guaranteed royalty amounts payable by the Company in accordance with the existing licensing agreements of these two investments and so it was in the best interests of the Company to mitigate the substantial potential losses. Accordingly, it has been determined that it is not in the best interests of the Company's shareholders to continue the flow of capital to these two subsidiaries.

     The Company will, however, continue to fund and invest in Island Tribe, Inc., a portfolio investment company in which we own 51% of the issued common stock.

     -  Financing
     On June 19, 2003, Bluetorch Inc. filed an Offering Circular that authorizes the Company to raise up to $3,000,000 via sale of its common stock. Through March 31, 2005, the Company has raised $2,267,057 against this limit. This sum includes both cash proceeds and conversion of debt.

     On June 24, 2004, the Company filed a new Offering Circular that authorized the Company to raise up to $5,000,000 via sale of its common stock.

     On October 18, 2004 and on November 1, 2004 the Company filed amendments to the June 24, 2004 Offering Circular, reducing the minimum offering share price to $0.004 and $0.0035, respectively.

     On March 15, 2005, the Company filed an additional amendment to the June 24, 2004 Offering Circular, reducing the minimum offering share price to $0.001. As of March 31, 2005, the Company has raised $912,600 against this Offering Circular.

     On April 27, 2005, the Company filed an additional amendment to the June 24, 2004 Offering Circular, with a new minimum offering share price of $0.05.

Whereas the Company believes it will be successful with its plans, due to market factors and economic conditions, no assurance can be given that financing will be available on favorable terms or at all.

The financial statements do not include any adjustments related to recoverability and classification of the carrying amounts of assets or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

(2)  INVESTMENTS
Island  Tribe,  Inc.
As noted above, the Company purchased a 51% interest in Island Tribe, Inc., a surf apparel company. The consideration for this investment was $372,000, consisting of 30,000,000 restricted common shares in Bluetorch Inc. being issued at a per-share price of $0.0124. The effective date of this transaction was August 1, 2004. Over the next 4 years, this purchase agreement provides for the Company to receive an additional 24% ownership of Island Tribe, Inc. The Company is obligated to pay certain royalty commissions on future sales of Island Tribe product for the duration of the agreement, which commenced in 2004 and concludes in 2016. These royalty commissions range from 8% in 2004 to 2% in 2016, and only become due and payable each year when annual sales of $372,000 are achieved.

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

Based on the previous methodology, the Company determined that its investments in its portfolio companies should be valued at March 31, 2005 as follows:

    -     Unboxed  Distribution,  Inc.
          Unboxed has been valued at $0 due to the Company's decision to discontinue the flow of capital to this entity. The sales for Unboxed were progressing slowly and not fast enough to justify the minimum royalties due in 2005 ($130,000) and 2006 ($300,000). On March 12,
          2005, Unboxed and Bluetorch signed a Mutual Settlement and Release Agreement with the licensor of the Bluetorch label. The write down in the investment in Unboxed for the year ended December 31, 2004 totaled $927,154.

    -     Total  Sports  Distribution,  Inc.
          Total Sports has been valued at $0, due to the Company's decision to discontinue the flow of capital to this entity. It had become apparent that the anticipated revenue flow for 2005 was not progressing at the rate the board of directors and management anticipated and would fall well short of expectations. As the board of directors and management looked at the Company's contractual royalty minimums for the Airwalk label for 2005 and beyond, it became clear that the Company was not going to be able to meet the revenue objectives from which the royalty minimums were based. These minimums were $920,000 in 2005 with an additional $3,960,000 due between 2006 and 2008. In addition, this situation was going to negatively impact Total Sports' ability to market and sell the TSABrand label. As previously noted, on March 22, 2005, Total Sports and Bluetorch signed a Mutual Settlement and Release Agreement with the licensor of the Airwalk label. The write down in the investment in Total Sports for the year ended December 31, 2004 totaled $484,658.

    -     Island  Tribe,  Inc.
          Island Tribe has been valued $386,478, being the price of $372,000, as per the Stock Purchase Agreement dated August 20, 2004, plus additional cash investments by the Company during the fourth quarter of 2004 and the first quarter of 2005. The Company is continuing with Island Tribe since it is not subject to any guaranteed minimum royalties, unlike Unboxed and Total Sports.

(3)  EQUITY

Common Stock:
-------------
During the three months ended March 31, 2005, the Company issued 0 shares of common stock for cash per its Offering Circulars.

On November 8, 2004, the Company issued a convertible debenture of $187,500, convertible at the holder's option into common shares at a price of $0.0035 per share. All principal is due on the maturity date of November 8, 2006 and the interest rate is 9.15%. The Company received net proceeds totaling $125,063, net of deferred financing costs of $28,125 and prepaid interest totaling $34,312. During the three months ended March 31, 2005, the debenture holder converted the final $56,250 of the debenture into 16,071,429 shares of common stock.

On December 14, 2004, the Company issued a convertible debenture of $187,500, convertible at the holder's option into common shares at a price of $0.0035 per share. All principal is due on the maturity date of December 14, 2006 and the interest rate is 9.15%. The Company received net proceeds totaling $125,063, net of deferred financing costs of $28,125 and prepaid interest totaling $34,312. During the three months ended March 31, 2005, the debenture holder had converted the entire $187,500 of the debenture into 53,571,430 shares of common stock.

On March 17, 2005, the Company issued a convertible debenture in a principal amount of $50,000, convertible into 50,000,000 common shares. During the three months ended March 31, 2005, the debenture holder converted $30,000 of the debenture into 30,000,000 shares of common stock. Subsequent to March 31, 2005, the debenture holder had converted the remaining $20,000 of the debenture into 20,000,000 shares of common stock.

On April 27, 2005, the Company filed an additional amendment to the June 24, 2004 Offering Circular, with a new minimum offering share price of $0.05.

Preferred  Stock:
-----------------
The Company is authorized to issue up to 50,000,000 shares of preferred stock at $0.001 par value. As of March 31, 2005 the Company has issued the following shares:

Convertible series A preferred stock ("Series APS"), 400,000 shares originally authorized; none issued and outstanding.

These shares were issued in connection with an Asset Purchase Agreement and were cancelled in connection with the rescission of the transactions contemplated by the Asset Purchase Agreement in November 2003.

Convertible series B preferred stock ("Series BPS"), 610,000 shares authorized;140,500 issued and outstanding.

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

Subsequent to December 31, 2004, holders of Series BPS converted 49,500 shares of Series BPS into 28,221,581 common shares.

Convertible series C preferred stock ("Series CPS"), 10,000,000 shares authorized; 10,000,000 issued and outstanding.

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


(4)  LOSS  PER  SHARE

Subsequent to March 31, 2005, a 2500-to-1 reverse stock split became effective for the Company's common stock (see Note 5). In accordance with Statements of Financial Accounting Standards No. 128 Earnings Per Share, as amended, the per-share computations below reflect such changes in the number of shares. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2005 and 2004:




                                                                                2005              2004
                                                                                ----              ----


 Numerator for basic and diluted loss per share:
 Net loss                                                                      $(519,455 )        $(395,713)

Denominator for basic and diluted loss per share:
 Weighted average shares (assuming retroactive 2500-to-1 reverse stock split     192,069             86,355


Basic and diluted loss per share                                                $   (2.70 )        $   (4.58)




(5)  SUBSEQUENT  EVENTS

Equity  transactions
In  April   2005,  276,900 shares of Series C Preferred Stock ("Series CPS")
were  converted  into  276,900  common  shares.

Reverse  split  of  common  stock
On March 29, 2005, the Company announced that its board of directors has approved a 2500-to-1 reverse stock split of the Company's common stock.

Subsequent to March 31, 2005, the reverse split became effective on Monday, April 18, 2005. The new share certificates, evidencing the reverse stock split, will be issued by the company's transfer agent when certificates are physically surrendered, by issuing one new share for every two thousand five hundred shares surrendered, or if part of the DTC System, shares will be automatically adjusted on the same basis. Fractional shares will be issued in connection with the reverse split. Following the reverse split, the company's ticker symbol on the OTC-BB changed.

Consistent with the acquisition strategy and following the above reverse split, the board of directors had instructed management to discuss with the holders of Series CPS the voluntary conversion of approximately 250,000 Series CPS shares into common stock; the objective of this process would be to obtain majority shareholder approval for the Company to (i) amend its articles of incorporation to increase the authorized capital, if required, to allow the Company to obtain the required additional capital to pursue its acquisition strategy; and (ii) amend the articles of incorporation to change the name of the Company, in accordance with the settlement agreement between Unboxed Distribution, Inc, a wholly-owned subsidiary of the Company, and Gotcha Brands Inc., the licensor of the Bluetorch label. The Series CPS have anti-dilution protection that precludes a reverse split of the Series CPS, even though all common shares are reverse split. There were a total of 10,000,000 shares of Series CPS issued and outstanding at March 31, 2005. As of May 12, 2005, there were 9,723,100 shares of Series CPS issued and outstanding.


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

Critical  Accounting  Policies  and  Estimates
Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management will evaluate its estimates and judgments, including those related to revenue recognition, valuation of investments in portfolio companies, accrued expenses, financing operations, contingencies and litigation. Management will base its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, such as the investment in portfolio companies and deferred tax asset valuation. These accounting policies are described at relevant sections in this discussion and analysis and in the "Notes to Financial Statements" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Results of Operations

For the three months ended March 31, 2005, the Company has incurred an operating loss of $519,455. The loss consists primarily of interest related to financing activities of $306,500, salaries and wages of $42,308, consulting fees for investment banking, investor relations and legal of $64,764 and write-off of advances to portfolio investment companies of $91,132.

The loss for the three months ended March 31, 2004 was $395,713. The major differences between the results of operations for the three months ended March 31, 2005 and 2004 are the interest costs and write-off of advances to portfolio investment companies in the first quarter of 2005 less reduced payroll costs.

Liquidity  and  Capital  Resources
We had cash totaling $9,106 as of March 31, 2005. Our other assets primarily consist of investments in portfolio companies of $386,478. Total assets at March 31, 2005 were $422,679. At March 31, 2005 our total liabilities of $181,364, which were represented by $161,364 of accounts payable and accrued expenses and $20,000 of convertible debentures.

As of March 31, 2005, the Company had no revenues and incurred net losses totaling $8,470,999 for the period from August 26, 2002 (inception) through March 31, 2005. Additionally, as of March 31, 2005, the Company had negative working capital of $172,258. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2005. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Our  Plan  of  Operation  for  the  Next  Twelve  Months
As stated above, it has been determined that, as an investment company, we will only invest in/acquire cash flow positive and profitable businesses. These entities will have good growth potential as a result of access to capital and/or additional management acumen.

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

Regarding two of the Company's portfolio investments , Total Sports Distribution, Inc. and Unboxed Distribution, Inc., it is clear that profitability in both entities is not possible in the near future. Subsequent to December 31, 2004, the Company has signed Mutual Settlement and Release Agreements to cease the licensing agreements with the licensors for the Airwalk and Bluetorch labels. There were significant future guaranteed royalty amounts payable by the Company in accordance with the existing licensing agreements of these two portfolio investments and so it was in the best interests of the Company to mitigate the substantial potential losses. Accordingly, it has been determined that it is not in the best interests of the Company's shareholders to continue the flow of capital to these two portfolio investment companies and that these investments be written-off as of December 31, 2004.

The Company will, however, continue to fund and invest in Island Tribe, Inc., a portfolio investment in which we own 51% of the issued and outstanding common stock.

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

Management will be reviewing acquisition opportunities to include all consumer products categories to provide for a diversification in an expanded portfolio of investment companies. It is believed that this new direction will increase our ability to obtain additional capital, reduce the risk for the Company and its shareholders as well as provide the best opportunity for long-term shareholder value.

Off Balance Sheet Arrangements

None.


Contractual Obligations

                                  Total                     Less than 1 year
                                 -------                    ----------------
Convertible Debenture            $20,000                    $20,000


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

ITEM  4:  CONTROLS  AND  PROCEDURES

Evaluation  of  Controls  and  Procedures
The Company's board of directors and management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Company's board of directors and management, including the CEO and CFO, concluded that, as of March 31, 2005, the Company's disclosure controls and procedures were effective in alerting management on a timely basis to material Company information that would be required to be included in our periodic filings with the SEC.

Based on their most recent evaluation as of the Evaluation Date, the CEO and the CFO have also concluded that the other controls and procedures, that are designed to ensure that information required to be disclosed in our periodic filings with the SEC, are adequate.

Changes  in  Internal  Control
There were no significant changes made in the Company's internal controls over financial reporting, during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, these internal controls. Thus, no corrective actions, with regard to significant deficiencies or material weaknesses, were necessary.

PART  II  -  OTHER  INFORMATION

ITEM  1:  LEGAL  PROCEEDINGS
None


ITEM  2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2005, the Company issued an aggregate of 78,221,595 shares of its common stock.

ITEM  3:  DEFAULTS  UPON  SENIOR  SECURITIES
None


ITEM  4:  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
None


ITEM  5:  OTHER  INFORMATION
None

ITEM  6:  EXHIBITS
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC  PEAK   INVESTMENTS


      May  12,  2005                 By:/s/  Bruce  MacGregor
                                          -------------------------------
                                             Bruce  MacGregor,  President