Form 10-Q
period 2005-06-30
Pacific Peak Investments
filed 2005-08-11
CIK 1084133

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

    [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
                                   Act Of 1934

                        For Quarter Ended: June 30, 2005

                                       Or

     [ ] Transition Report pursuant to Section 13 or 15(D) of the Securities
                              Exchange Act Of 1934

                  Commission File Nos: 814-00633 And 000-28027
                  ---------------------------------------------

                            PACIFIC PEAK INVESTMENTS
                            -------------------------
             (Exact name of Registrant as specified in its charter)

              Nevada                                    90-0093439
    ------------------------                     ----------------------
    (State  of  Incorporation)                     (I.R.S.  Employer  I.D.)

              4020 Birch Street, Suite 103, Newport Beach, CA 92660
             ------------------------------------------------------
    (Address of principal executive offices and principal Place of business)

                                (949) 756 - 2067
                                ----------------
                         (Registrant's telephone number)

              Pacific Crest Investments  (formerly Bluetorch Inc.)
              ----------------------------------------------------
                                 (Former names)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the securities exchange act of 1934 during the preceding 12 months (or for such a period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of August 10, 2005, the registrant had a total of 29,075,969 shares of common stock issued and outstanding.


TABLE OF CONTENTS
PART  I     FINANCIAL  INFORMATION                                                                    PAGE

Item  1:    Condensed Financial Statements                                                             1-9
Item  2:    Management's Discussion and Analysis of Financial Condition and Results of Operations       10
Item  3:    Quantitative and Qualitative Disclosures About Market Risk                                  12
Item  4:    Controls and Procedures                                                                     13

PART  II    OTHER  INFORMATION

Item  1:    Legal Proceedings                                                                           13
Item  2:    Unregistered Sales of Equity Securities and Use of Proceeds                                 13
Item  3:    Defaults Upon Senior Securities                                                             13
Item  4:    Submission of Matters to a Vote of Security Holders                                         13
Item  5:    Other Information                                                                           14
Item  6:    Exhibits                                                                                    14

                        PART  I  -  FINANCIAL  INFORMATION

ITEM  1:  FINANCIAL  STATEMENTS


PACIFIC PEAK  INVESTMENTS

CONDENSED BALANCE SHEETS
                                              June 30, 2005                            December 31, 2004
                                              --------------                           -----------------
                                                (Unaudited)
ASSETS

  Investments in portfolio companies           $  595,177                               $      377,478
  Cash                                              2,147                                       43,466
  Deferred financing costs                              -                                       28,125
  Deposits & prepaid expenses                      19,817                                       49,006
  Property & equipment, net                        17,356                                       25,720
                                              --------------                           -----------------
                                                $ 634,497                               $      523,795
                                              ==============                           =================

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

Liabilities
  Accounts payable & accrued expenses          $  427,900                               $      118,970
  Advances from related parties                    25,000                                            -
  Convertible debentures, net of discount            -                                           8,824
                                              --------------                           -----------------
          Total liabilities                       452,900                                      127,794
                                              --------------                           -----------------

Stockholders' equity
  Convertible preferred series A,
    $0.001 par value; 400,000 shares                     -                                           -
    authorized; 0 shares issued and
    outstanding
  Convertible preferred series B,
    $0.001 par value; 610,000 shares
    authorized; 132,500 and 190,000
    shares issued and outstanding                     133                                          190
    at June 30, 2005 & December 31, 2004,
    respectively
  Convertible preferred series C,
    $0.001 par value; 10,000,000 shares
    authorized; 0 and 10,000,000 shares issued
    and outstanding at June 30, 2005 &
    December 31, 2004, respectively                     -                                       10,000
  Common stock, $0.001 par value;
    950,000,000 shares authorized;
    17,275,969 and 185,896 shares issued
    and outstanding at June 30, 2005 and
    December 31, 2004, respectively                 17,276                                         186
  Common stock held in escrow                            -                                     (69,643)
  Common stock subscriptions receivable            (84,600)                                     (9,600)
  Additional paid in capital                     9,074,505                                   8,416,412
  Accumulated deficit                           (8,825,717)                                 (7,951,544)
                                              --------------                           -----------------
         Total stockholders' equity                181,597                                     396,001
                                              --------------                           -----------------
                                              $    634,497                              $      523,795
                                              ==============                           =================

The accompanying notes form an integral part of these condensed financial statements.

PACIFIC PEAK  INVESTMENTS

SCHEDULE OF INVESTMENTS IN PORTFOLIO COMPANIES
(Unaudited)

June 30, 2005

                                          Description                   Percent                         Fair
Company                                   of Business                   Ownership           Cost        Value


Unboxed Distribution, Inc.            Extreme Sports Apparel              100%          $      -      $      -        (1)

Total Sports Distribution, Inc.       Extreme Sports Apparel              100%                 -             -        (1)
Island Tribe, Inc.                    Extreme Sports Apparel               51%           395,177       395,177        (1)

Titanium Design Studio, Inc.          Jewelry                               8%           200,000       200,000        (1)
                                                                                        --------      --------
Investments in portfolio companies                                                      $595,177      $595,177
                                                                                        ========      ========

(1)  Fair  value  was  determined by the Company's board of directors - refer to
Note 2 for further explanation of the Company's methods of determining fair values.

The  accompanying  notes  form  an  integral  part  of  these condensed financial  statements.


PACIFIC PEAK INVESTMENTS

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                           THREE MONTHS        THREE MONTHS         SIX MONTHS      SIX MONTHS
                                              ENDED               ENDED               ENDED            ENDED
                                          JUNE 30, 2005       JUNE 30, 2004       JUNE 30, 2005    JUNE 30,2004

                                          -------------       --------------      -------------  ------------
REVENUES                                  $           -       $            -         $        -    $        -
                                             ----------         ------------      -------------  ------------

EXPENSES

  General and administrative                   (354,718)            (230,630)          (567,673)     (502,094)

  Interest expense, including
    amortization of debt discounts                    -                    -           (306,500)            -
                                           ------------        -------------       -------------  ------------

  Total expenses                               (354,718)            (230,630)          (874,173)     (502,094)
                                            ------------        -------------      -------------  ------------
Net loss                                     $ (354,718)          $ (230,630)        $ (874,173)   $ (502,094)
                                            ============        =============       ============  ============

Basic and diluted - loss per share            $   (0.05)           $   (2.44)         $   (0.24)     $  (5.55)
                                            ============        =============       ============  ============

Weighted average common shares -
  basic and diluted                           7,174,618               94,522           3,702,633        90,438
                                           ============         =============        ============  ============

The accompanying notes form an integral part of these condensed financial statements.

                            PACIFIC PEAK INVESTMENTS

                       CONDENSED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004
                                  (Unaudited)

                                                                        2005                         2004
                                                                    ------------                 ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $ (874,173)                 $ (502,094)

  Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation and amortization expense                                 8,364                       2,450
     Amortization of deferred financing costs                             28,125                           -
     Amortization of beneficial conversion feature on
       convertible debentures                                            234,926                           -
     Penalties and interest related to conversion of
       preferred series B                                                      -                      50,000
     Legal and other expenses associated with stock issuance                   -                       5,345
     Gain on forgiveness of notes payable                                      -                     (14,000)


Changes in operating assets and liabilities:

     Deposits & prepaid expenses                                          29,189                      (5,557)
     Accounts payable & accrued expenses                                 308,930                     (19,973)
     Loans payable                                                             -                     (12,000)
                                                                     -----------                    ---------
        Net cash used in operating activities                           (264,639)                   (495,829)
                                                                      -----------                   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of fixed assets                                                 -                     (36,534)
     Acquisition of ownership interest in portfolio company             (200,000)                          -
     Payments advanced to portfolio companies                            (17,699)                   (601,649)
                                                                     ------------                  ----------
        Net cash used in investing activities                           (217,699)                   (638,183)
                                                                     ------------                  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net proceeds from issuance of common stock                          275,000                   1,198,849
     Redemption of preferred series B                                          -                     (30,000)
     Proceeds from issuance of convertible debentures                     50,000                           -
     Advance from related party                                           25,000                           -
     Additional proceeds from sale of common stock in prior year          91,019                           -
                                                                     ------------                  ----------

        Net cash provided by financing activities                        441,019                   1,168,849
                                                                     ------------                  ----------

Net increase / (decrease) in cash                                        (41,319)                     34,837

Cash, beginning of period                                                 43,466                         517
                                                                      ------------                 ----------
Cash, end of period                                                  $     2,147                    $ 35,354
                                                                      ============                 ==========

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

    Conversion of preferred series B to common stock                  $       57                    $      -
                                                                      ==========                    ========
    Common stock issued upon conversion of convertible debentures     $  293,750                    $      -
                                                                      ==========                    ========

The accompanying notes form an integral part of these condensed financial statements.

                        NOTES  TO  THE  FINANCIAL  STATEMENTS
                                   (unaudited)

(1)  DESCRIPTION  OF  BUSINESS

Organization  and  Business
---------------------------
Mercury Software, a Nevada corporation, was incorporated on January 29, 1997 and its name was changed to MedEx Corp. on June 24, 2002. Aussie Apparel Group Ltd. ("Aussie Apparel" or the "Company"), a Nevada corporation, was incorporated on August 26, 2002. In October 2002, MedEx Corp. issued an aggregate of 2,600 shares (6,500,000 pre reverse stock split) of its common stock to the shareholders of the Company in connection with the merger of the Company with MedEx Corp., whose name was then changed to "Aussie Apparel Group Ltd" on October 21, 2002. Since the shareholders of the Company became the controlling shareholders of MedEx Corp. after the exchange, the Company was treated as the acquirer for accounting purposes. Accordingly, the financial statements, as presented herein, are the historical financial statements of the Company and include the transactions of MedEx Corp. only from the date of acquisition, using reverse merger accounting.

The Company's name was changed to Bluetorch Inc. (hereinafter "Bluetorch" or the "Company"), effective November 3, 2003.

On June 19, 2003, the Company became a "Business Development Company" ("BDC") pursuant to applicable provisions of the Investment Company Act of 1940 (the "Investment Company Act").

On March 12, 2005, the Company and one of its wholly-owned portfolio investment companies, Unboxed Distribution, Inc., signed a Mutual Settlement and Release Agreement with Gotcha Brands Inc., the Bluetorch licensor, and this agreement requires Unboxed Distribution, Inc. to cease the selling and marketing of Bluetorch apparel. In keeping with this agreement, the Company also agreed to change its corporate name by April 20, 2005.

Effective April 18, 2005, the Company implemented a 2500-to-1 reverse split of its common stock. Immediately following this reverse stock split, there were 218,500 issued and outstanding common shares of the Company.

On April 19, 2005 and in accordance with the above Mutual Settlement and Release Agreement, the Company amended its articles of incorporation to implement a name change of the Company; effective April 25, 2005 the Company's new name became "Pacific Crest Investments" (hereinafter the "Company") and its common stock began trading under this new name with a new exchange symbol.

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

On March 22, 2005, the Company and one of its wholly-owned portfolio investment companies, Total Sports Distribution, Inc., signed a Mutual Settlement and Release Agreement with Collective Licensing International, LLC, the licensor of the Airwalk apparel brand, and this agreement requires Total Sports Distribution, Inc. to cease the selling and marketing of Airwalk apparel.

On June 6, 2005, the Company signed a Share Purchase Agreement with Titanium Design Studio, Inc. ("TDS"), a Nevada corporation, whereby the Company invested $200,000 in cash in exchange for 8% of the issued and outstanding common stock of TDS.

On July 1, 2005, the Company and one of its wholly-owned portfolio investment companies, Total Sports Distribution, Inc., signed a Mutual Settlement and Release Agreement with Krash Distribution Inc., the licensor of TSABrand apparel, and this agreement requires Total Sports Distribution, Inc. to cease the selling and marketing of TSABrand apparel.

On July 8, 2005, the Company consummated the transactions contemplated by the Share Purchase Agreement (dated June 28, 2005) with EON Beverage Group, Inc. ("EON") and, as a result, the Company has invested $400,000 in exchange for 9% of the issued and outstanding common stock of EON.

Pursuant to Regulation S-X Rule 6, the Company will operate on a non-consolidated basis. Operations of the portfolio companies will be reported at the subsidiary level and only the appreciation or impairment of these investments in portfolio companies will be included in the Company's financial statements.

Condensed  Financial  Statements
--------------------------------
The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2005 and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full years.

Reclassifications
-----------------
Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Going  Concern
--------------
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2005, the Company has an accumulated deficit of $8,825,717 and had net losses totaling $874,173 for the six months ended June 30, 2005. Additionally, as of June 30, 2005, the Company had negative working capital of $430,936. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2005. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Management  plans  to  take  the  following  steps  in response to these issues:

Revenue
-------
It has been determined that, as an investment company, the Company will only invest in/acquire cash flow positive and profitable businesses or businesses most likely to generate positive cash flow in the foreseeable future. It is intended that these entities will have good growth potential as a result of access to capital and/or additional management acumen.

As part of this strategic process, the Company will look beyond action sports apparel for acquisition opportunities so as to include all consumer product categories that have the potential for a positive return on investment. It is believed that this new direction will both reduce the risk for the Company and its shareholders as well as provide the best opportunity for long-term shareholder value.

Regarding two of the Company's portfolio investment companies, Unboxed Distribution, Inc. and Total Sports Distribution, Inc., it had become clear that profitability in both entities was not possible in the near future. As noted above, the Company has signed Mutual Settlement and Release Agreements to cease the licensing agreements with the licensors for the Airwalk, Bluetorch and TSABrand labels. There were significant future guaranteed royalty amounts payable by these portfolio investment companies in accordance with the existing licensing agreements and so it was in the best interests of the Company and the portfolio investment companies to mitigate the substantial potential losses. Accordingly, it has been determined that it is not in the best interests of the Company's shareholders to continue the flow of capital to these two portfolio investment companies.

The Company will, however, continue to fund and invest in Island Tribe, Inc., Titanium Design Studio, Inc. and EON Beverage Group, Inc. (see Note
2).

Financing
---------
On June 19, 2003, an Offering Circular was filed authorizing the Company to raise up to $3,000,000 via sale of its common stock. Through June 30, 2005, the Company has raised $2,267,057 against this limit. This sum includes both cash proceeds and conversion of debt.

On June 24, 2004, another Offering Circular was filed authorizing the Company to raise up to $5,000,000 via sale of its common stock.

On May 18, 2005, the Company signed a non-binding Term Sheet ("TS") with Interim Capital Corp., representing certain investors. This TS summarized the basic terms and conditions for the sale of a total of 20,800,000 common shares of the Company for a total of $1,040,000. As of June 30, 2005, the Company had sold 7,000,000 common shares of this total, resulting in cash received by the Company of $275,000, with the balance of $75,000 included in common stock subscriptions receivable in the accompanying balance sheet.

On June 25, 2005, the Company filed a new Offering Circular to raise an additional $5,000,000 via sale of its common stock.

On July 8, 2005, the Company sold an additional 10,000,000 common shares related to this TS, resulting in additional cash received by the Company of $500,000.

On July 27, 2005, the Company sold an additional 1,080,000 common shares related to this TS, resulting in additional cash received by the Company of $54,000.

On August 8, 2005, the Company sold an additional 720,000 common shares related to this TS, resulting in additional cash received by the Company of $36,000.

On July 5, 2005, in an additional transaction to the TS, the Company and Interim Capital Corp., an agent for certain investors, signed a funding agreement for the sale of a total of 14,200,000 common shares of the Company for a total of $994,000. No shares have been sold by the Company as part of this funding agreement.

Whereas the Company believes it will be successful with its plans, due to Market factors and economic conditions, no assurance can be given that additional financing will be available on favorable terms or at all.

The financial statements do not include any adjustments related to recoverability and classification of the carrying amounts of assets or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.


(2)     INVESTMENTS

Island  Tribe,  Inc.
--------------------
As noted above, the Company purchased a 51% interest in Island Tribe, Inc. ("Island Tribe"), a surf apparel company. The consideration for this investment was $372,000, consisting of 12,000 restricted common shares (30,000,000 pre reverse stock split) in the Company being issued at a per-share price of $0.0124. The effective date of this transaction was August 1, 2004. Over the next 4 years, this purchase agreement provides for the Company to receive an additional 24% ownership of Island Tribe. The Company is obligated to pay certain royalty commissions on future sales of Island Tribe product for the duration of the agreement, which commenced in 2004 and concludes in 2016. These royalty commissions range from 8% in 2004 to 2% in 2016 and only become due and payable each year when annual sales of $372,000 are achieved.

Titanium  Design  Studio,  Inc.
-------------------------------
As noted above, on June 6, 2005 the Company invested $200,000 to acquire a 8% ownership interest in Titanium Design Studio, Inc. ("TDS").

Valuation  of  Investments
--------------------------
As required by the SEC's Accounting Series Release ("ASR") 118, the investment committee of the Company is required to assign a fair value to all investments. To comply with Section 2(a) (41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the Company's portfolio. The directors must recognize their responsibilities in this matter and, whenever technical assistance is requested from individuals who are not directors, the findings of such individuals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

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

The board has arrived at the following valuation method for its investments. Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded or is thinly traded, and in the absence of a recent appraisal, the value of the investments shall be based on the following criteria:

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


Based on the previous methodology, the Company determined that its investments in its portfolio companies should be valued at June 30, 2005 as follows:

    -     Unboxed  Distribution,  Inc.  ("Unboxed")
          -----------------------------------------
          Unboxed has been valued at $0 due to the Company's decision to discontinue the flow of capital to this entity. The sales for Unboxed were progressing slowly and not fast enough to justify the minimum royalties due in 2005 ($130,000) and 2006 ($300,000). As previously noted, on March 12, 2005, Unboxed and Bluetorch signed a Mutual Settlement and Release Agreement with the licensor of the Bluetorch label. The write down in the investment in Unboxed for the year ended December 31, 2004 totaled $927,154.

    -     Total  Sports  Distribution,  Inc.  ("Total  Sports")
          -----------------------------------------------------
          Total Sports has been valued at $0, due to the Company's decision to discontinue the flow of capital to this entity. It had become apparent that the anticipated revenue flow for 2005 was not progressing at the rate the board of directors and management anticipated and would fall well short of expectations. As the board of directors and management looked at the Company's contractual royalty minimums for the Airwalk label for 2005 and beyond, it became clear that the Company was not going to be able to meet the revenue objectives from which the royalty minimums were based. These minimums were $920,000 in 2005 with an additional $3,960,000 due between 2006 and 2008. In addition, this situation was going to negatively impact Total Sports' ability to market and sell the TSABrand label. As previously noted, on March 22, 2005, Total Sports and Bluetorch signed a Mutual Settlement and Release Agreement with the licensor of the Airwalk label. The write down in the investment in Total Sports for the year ended December 31, 2004 totaled $484,658.

    -     Island  Tribe,  Inc.  ("Island  Tribe")
          ---------------------------------------
          Island Tribe has been valued at $395,177, being the purchase price of $372,000, as per the Stock Purchase Agreement dated August 20, 2004, plus additional cash investments by the Company during the fourth quarter of 2004 and the first half of 2005. The Company is continuing with Island Tribe since it is not subject to any guaranteed minimum royalties, unlike Unboxed and Total Sports.

          The fair value of $395,177 represents the Company's actual investment, in accordance with the valuation methodology described above.


    -     Titanium  Design  Studio,  Inc.  ("TDS")
          ----------------------------------------
          Titanium Design Studio, Inc. has been valued at $200,000, being the price paid by the Company on June 6, 2005 for a 8% ownership of TDS.

          The fair value of $200,000 represents the Company's actual investment, in accordance with the valuation model described above.


(3)     DEBT

As of December 31, 2004, the Company had convertible debentures of $8,824, net of discount of $234,926. During the six months ended June 30, 2005, the debenture holder converted these debentures into common stock.

The convertible feature of the above convertible debentures provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the Company has estimated the fair value of such BCF to be approximately $375,000 related to these debentures and recorded such amount as a debt discount. Such discount is being amortized to interest expense over the term of the notes. Amortization expense during the six months ended June 30, 2005 was $306,500.


(4)  EQUITY

Common  Stock:
-------------

Effective April 18, 2005, the Company implemented a 2500-to-1 reverse split of its common stock. Immediately following this reverse stock split, there were 218,500 issued and outstanding common shares of the Company.

During the three months ended June 30, 2005, the Company issued 7,000,000 shares of common stock, all issued after the 2500-to-1 reverse stock split which became effective on April 18, 2005, resulting in cash received by the Company of $275,000, with the balance of $75,000 included in common stock subscriptions receivable.

On March 17, 2005, the Company issued a convertible debenture in a principal amount of $50,000, convertible into 20,000 common shares (50,000,000 pre reverse split). During the three months ended March 31, 2005, the debenture holder converted $30,000 of the debenture into 12,000 shares of common stock (30,000,000 pre reverse split). During the three months ended June 30, 2005, the debenture holder had converted the remaining $20,000 of the debenture into 8,000 common shares (20,000,000 pre reverse split), which were previously issued and held in escrow.

On May 18, 2005, the board of directors of the Company adopted a resolution instructing the management of the Company to discuss, with the holders of shares of preferred series C stock ("Series CPS"), a recommendation of the Company's board of directors that the holders of Series CPS agree to convert Series CPS to restricted common shares, which would be issued with the restrictive legend under Rule 144, and so could not be sold for at least twelve (12) months.

The purpose of the above resolution was to provide the Company the opportunity to secure capital financing to allow the Company to survive and move forward for the benefit of all shareholders.

Further to the subsequent discussions by Company management with the holders of Series CPS, all 10,000,000 Series CPS were converted to 10,000,000 common shares, the substantial majority of which were restricted common shares.

Preferred  Stock:
-----------------
The Company is authorized to issue up to 50,000,000 shares of preferred stock at $0.001 par value.

Convertible  preferred series  A stock ("Series APS"), 400,000 shares originally
--------------------------------------------------------------------------------
authorized;  None  outstanding  at  June  30,  2005.
----------------------------------------------------

The Series APS were issued in connection with an Asset Purchase Agreement and were cancelled in connection with the rescission of the transactions contemplated by the Asset Purchase Agreement in November 2003.

Convertible  preferred  series  B  stock  ("Series  BPS"),  610,000  shares
---------------------------------------------------------------------------
authorized;  132,500  issued  and  outstanding  at  June  30,  2005.
--------------------------------------------------------------------

On June 14, 2005, holders of Series BPS converted 8,000 shares of Series BPS into 57,469 common shares.

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

Convertible  preferred  series  C  stock  ("Series  CPS"),  10,000,000  shares
------------------------------------------------------------------------------
authorized;  None  outstanding  at  June  30,  2005.
----------------------------------------------------

As noted above, during the three months ended June 30, 2005, all 10,000,000 Series CPS were converted to 10,000,000 common shares, the substantial majority of which were restricted common shares.

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

(5)  LOSS  PER  SHARE

Effective April 18, 2005, the Company implemented a 2500-to-1 reverse stock split for the Company's common stock. In accordance with Statements of Financial Accounting Standards No. 128 Earnings Per Share, as amended, the per-share computations below reflect such changes in the number of shares. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2005 and 2004:

                                                                                         SIX MONTHS       SIX MONTHS
                                                                                            ENDED            ENDED
                                                                                        JUNE 30, 2005     JUNE 30, 2004
                                                                                        -------------      ------------
Numerator for basic and diluted loss per share:
 Net loss                                                                                  $ (874,173)      $ (502,094)

Denominator for basic and diluted loss per share:
 Weighted average shares (assuming retroactive 2500-to-1 reverse stock split)               3,702,633           90,438
                                                                                            ---------           ------

Basic and diluted loss per share                                                            $   (0.24)       $   (5.55)
                                                                                            ==========       ==========

                                                                                        THREE MONTHS       THREE MONTHS
                                                                                            ENDED              ENDED
                                                                                        JUNE 30, 2005      JUNE 30, 2004
                                                                                        -------------       ------------
Numerator for basic and diluted loss per share:
 Net loss                                                                                  $ (354,718)      $ (230,630)

Denominator for basic and diluted loss per share:
 Weighted average shares (assuming retroactive 2500-to-1 reverse stock split)               7,174,618           94,522
                                                                                            ---------           ------

Basic and diluted loss per share                                                            $   (0.05)       $   (2.44)
                                                                                            ==========       ==========

(6)     COMMITMENTS  AND  CONTINGENCIES

General
-------
The Company's commitments and contingencies include the usual obligations of a BDC in the normal course of business. In the opinion of management, these matters are not expected to have a material adverse effect on the Company's financial position and results of operations. In addition, whereas the Company may be indirectly impacted by claims and other obligations that arise at its portfolio companies, management is not aware of any such claims.

Regulatory  Compliance
----------------------
As a BDC, the Company operates in a highly regulated environment and must comply with the requirements of the 1940 Act. The Company endeavors to be in compliance with the requirements of the Act as part of its investment strategy and oversight functions. Whereas compliance with such laws and regulations requires interpretation, the Company believes it is in compliance with such requirements at June 30, 2005. However, no assurances can be given that such requirements will not change or that differing interpretations could result in non-compliance or that such matters, if they arise, will be insignificant to the Company's financial position or results of operations.


(7)  SUBSEQUENT  EVENTS

TSABrand  Apparel  (Total  Sports  Distribution,  Inc.)
-------------------------------------------------------
On July 1, 2005, the Company and one of its wholly-owned portfolio investment companies, Total Sports Distribution, Inc., signed a Mutual Settlement and Release Agreement with Krash Distribution Inc., the licensor of TSABrand apparel, and this agreement requires Total Sports Distribution, Inc. to cease the selling and marketing of TSABrand apparel.

Financing
---------
On July 5, 2005, in an additional transaction to the Term Sheet detailed above, the Company and Interim Capital Corp., an agent for certain investors, signed a funding agreement for the sale of a total of 14,200,000 common shares of the Company for a total of $994,000. As of the date of this report, no shares have been sold by the Company as part of this funding agreement.

On July 8, 2005, as part of the Term Sheet ("TS") detailed above, the Company sold an additional 10,000,000 common shares related to this TS, resulting in additional cash received by the Company of $500,000.

On July 27, 2005, as part of the TS detailed above, the Company sold an additional 1,080,000 common shares related to this TS, resulting in additional cash received by the Company of $54,000.

On August 9 , 2005, as part of the TS detailed above, the Company sold an additional 720,000 common shares related to this TS, resulting in additional cash received by the Company of $36,000.

EON  Beverage  Group,  Inc.  ("EON")
------------------------------------
On July 8, 2005, the Company consummated the transactions contemplated by the Share Purchase Agreement (dated June 28, 2005) with EON and, as a result, the Company has invested $400,000 in exchange for 9% of the issued and outstanding common stock of EON.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information statement contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or the Company's future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements.

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

Critical  Accounting  Policies  and  Estimates
----------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, management will evaluate its estimates and judgments, including those related to revenue recognition, valuation of investments in portfolio companies, accrued expenses, financing operations, contingencies and litigation. Management will base its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, such as the investments in portfolio companies and deferred tax asset valuation. These accounting policies are described at relevant sections in this discussion and analysis and in the "Notes to Financial Statements" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Results  of  Operations
-----------------------
For the six months ended June 30, 2005, the Company has incurred an operating loss of $874,173. The loss consists primarily of interest related to financing activities of $306,500, salaries and wages of $112,091 and consulting fees for investment banking, investor relations, due diligence and legal of $253,935.

The loss for the six months ended June 30, 2004 was $502,094. The major differences between the results of operations for the six months ended June 30, 2005 and 2004 are higher interest costs related to financing activities in 2005, write-off of advances to portfolio companies in 2004 and the increased due diligence and legal costs associated with investments in portfolio companies in 2005.

For the three months ended June 30, 2005, the Company has incurred an operating loss of $354,718. The loss consists primarily of salaries and wages of $69,873 and consulting fees for investment banking, investor relations, due diligence and legal of $180,494.

The loss for the three months ended June 30, 2004 was $230,630. The major difference between the results of operations for the three months ended March 31, 2005 and 2004 is the due diligence and legal costs associated with investments in portfolio companies in 2005.

Liquidity  and  Capital  Resources
----------------------------------
We had cash totaling $2,147 as of June 30, 2005. Our other assets primarily consist of investments in portfolio companies of $595,177. Total assets at June 30, 2005 were $634,497. At June 30, 2005 our total liabilities were $452,900, which were represented primarily by $427,900 of accounts payable and accrued expenses.

As of June 30, 2005, the Company had no revenues and incurred an accumulated deficit totaling $8,825,717 for the period from August 26, 2002 (inception) through June 30, 2005. Additionally, as of June 30, 2005, the Company had negative working capital of $430,936. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2005. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Our  Plan  of  Operation  for  the  Next  Twelve  Months
--------------------------------------------------------
As stated above, it has been determined that, as an investment company, we will only invest in/acquire cash flow positive and profitable businesses or businesses most likely to generate positive cash flows in the foreseeable future. These entities will have good growth potential as a result of access to capital and/or additional management acumen.

As part of this strategic process, the Company will look beyond action sports apparel for acquisition opportunities so as to include all consumer product categories that have the potential for a positive return on investment. The board of directors and management believe that this new direction will both reduce the risk for the Company and its shareholders as well as provide the best opportunity for long-term shareholder value.

Regarding two of the Company's portfolio investment companies, Unboxed Distribution, Inc. and Total Sports Distribution, Inc., it is clear that profitability in both entities is not possible in the near future. As noted above, it has been determined that it is not in the best interests of the Company's shareholders to continue the flow of capital to these two portfolio investment companies and these investments were written-off as of December 31, 2004.

The Company will, however, continue to fund and invest in Island Tribe, Inc., Titanium Design Studio, Inc. and EON Beverage Group, Inc.

Off  Balance  Sheet  Arrangements
---------------------------------
None.


Contractual  Obligations
------------------------
None.


ITEM  3:  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company's business activities contain elements of risk. Company management considers the principal types of risk to be valuations of investments in portfolio companies and fluctuations in interest rates. We consider the management of risk essential to conducting our business. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

As a BDC, we plan to invest in liquid securities including debt and equity securities of primarily private companies. Our investments are generally subject to restrictions on resale and generally have no established trading market. Our policy is to value our investments at fair value. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for each type of investment.

The board of directors determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The Company's valuation policy considers the fact that no ready market exists for substantially all of the securities in which the Company invests. The Company's valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. The Company will record unrealized depreciation on investments when the Company believes that an equity security is doubtful or when the enterprise value of the company does not currently support the cost of the Company's debt or equity investment. Conversely, the Company will record unrealized appreciation if it determines that the underlying portfolio company has appreciated in value and, therefore, the Company's equity security has also appreciated in value. The values of any investments in public securities are determined using quoted market prices discounted for restrictions on resale. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of the Company's investments in its portfolio companies, determined in good faith by the board of directors, may differ significantly from the values that would have been used had a ready market existed for the investments and the differences could be material.

In addition, the illiquidity of the Company's existing investments may adversely affect its ability to dispose of debt and equity securities at times when it may be otherwise advantageous for the Company to liquidate such investments. In addition, if the Company was forced to immediately liquidate some or all of the investments in the portfolio companies, the proceeds of such liquidation may be significantly less than the current value of such investments.

Because the Company may borrow money to make investments, the Company's net investment income before net realized and unrealized gains or losses, or net investment income, is dependent upon the difference between the rates at which the Company borrows funds and the rate at which the Company invests these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Company's net investment income. In periods of rising interest rates, the Company's cost of funds would increase, which would reduce the Company's net investment income. The Company may use a combination of long-term and short-term borrowings and equity capital to finance its investing activities.

ITEM  4:  CONTROLS  AND  PROCEDURES

Evaluation  of  Controls  and  Procedures
-----------------------------------------
The Company's board of directors and management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based upon that evaluation, the Company's board of directors and management, including the CEO and CFO, concluded that, as of June 30, 2005, the Company's disclosure controls and procedures were effective in alerting management on a timely basis to material Company information that would be required to be included in our periodic filings with the SEC.

Based on their most recent evaluation as of the Evaluation Date, the CEO and the CFO have also concluded that the other controls and procedures, that are designed to ensure that information required to be disclosed in our periodic filings with the SEC, are adequate.

Changes  in  Internal  Control
------------------------------
There were no significant changes made in the Company's internal controls over financial reporting, during the three months ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, these internal controls. Thus, no corrective actions, with regard to significant deficiencies or material weaknesses, were necessary.




PART  II  -  OTHER  INFORMATION

ITEM  1:  LEGAL  PROCEEDINGS

None.


ITEM  2:  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

During the six months ended June 30, 2005, the Company issued an aggregate Of 7,047,857 shares of common stock, assuming the retroactive application of the 2500-to-1 reverse stock split that was effective on April 18, 2005.

During the quarter ended June 30, 2005, the Company issued an aggregate of 7,000,000 shares (post reverse split) of its common stock.


ITEM  3:  DEFAULTS  UPON  SENIOR  SECURITIES

None.


ITEM  4:  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Vote  of  Shareholders  - April 19, 2005:
-----------------------------------------
A majority of shareholders, who collectively owned greater than 50% of the outstanding common stock of the Company as of April 19, 2005, adopted resolutions by written consent changing the name of the Company from Bluetorch Inc. to Pacific Crest Investments and re-stating that the authorized capital of the Company is one billion (1,000,000,000) shares, of which nine hundred and fifty million (950,000,000) shares shall be designated common stock, with a par value of $0.001 per share, and fifty million (50,000,000) shares shall be designated preferred stock, with a par value of $0.001 per share.

The total number of issued and outstanding common shares of the Company as of April 19, 2005 was 450,400 and the number of common shares held by the shareholders executing this written consent was 246,904, which constituted 54.8% of the total issued and outstanding common shares of the Company.

Vote of Shareholders - May 4, 2005:
-----------------------------------
A majority of shareholders, who collectively owned greater than 50% of the outstanding common stock of the Company as of May 4, 2005, adopted a resolution by written consent changing the name of the Company from Pacific Crest
Investments  to  Pacific  Peak  Investments.

The total number of issued and outstanding common shares of the Company as of May 4, 2005 was 472,900 and the number of common shares held by the shareholders executing this written consent was 246,904, which constituted 52.2% of the total issued and outstanding common shares of the Company.

Vote of Shareholders - May 16, 2005:
------------------------------------
A majority of shareholders, who collectively owned greater than 50% of the outstanding common stock of the Company as of May 16, 2005, adopted a resolution by written consent authorizing the Company to issue shares of its common stock at a price that is below its net asset value.

The total number of issued and outstanding common shares of the Company as of May 16, 2005 was 495,400 and the number of common shares held by the shareholders executing this written consent was 262,254 which constituted 52.9 % of the total issued and outstanding common shares of the Company.

ITEM  5:  OTHER  INFORMATION

None.


ITEM  6:  EXHIBITS

None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC  PEAK   INVESTMENTS


      August  10,  2005                 By:  /s/  Bruce  MacGregor
                                             -------------------------------
                                             Bruce  MacGregor,  President

