Form 10-Q
period 2005-09-30
Global Beverage Solutions, Inc.
filed 2005-11-21
CIK 1084133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                      For Quarter Ended: September 30, 2005


                        Commission File Number: 000-28027



                         GLOBAL BEVERAGE SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

                            PACIFIC PEAK INVESTMENTS
             (Former name of registrant as specified in its charter)


            Nevada                                               90-0093439
            ------                                               ----------
   (State or Jurisdiction of                                (IRS Employer ID No)
Incorporation or Organization)

                7633 East 63rd Place, Suite 220, Tulsa, OK 74133
               (Address of principal executive office) (zip code)


              4020 Birch Street, Suite 103, Newport Beach, CA 92660
            (Former address of principal executive office) (zip code)

                                 (918) 459-8469
                           (Issuer's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes    No X
                                               ---   ---

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes    No X
                                    ---   ---

The number of shares outstanding of registrant's common stock, par value $.001 per share, as of September 30, 2005 was 31,975,969 shares.

                         Global Beverage Solutions, Inc.

                                      INDEX

                                                                            Page
                                                                             No.
                                                                            ----

Part I        Financial Information (unaudited)

  Item 1. Financial Statements

          Balance Sheets as of September 30, 2005 and December 31, 2004        3
          Statements of Operations - For the Three Months Ended
          September 30, 2005 and 2004                                          4
          Statements of Operations - For the Nine Months Ended September
          30, 2005 and 2004                                                    5
          Statements of Cash Flows - For the Nine Months Ended September
          30, 2005 and 2004                                                    6
          Statements of Changes in Net Assets - For the Nine Months Ended
          September 30, 2005 and 2004                                          7
          Financial Highlights for the Nine Months Ended September 30,
          2005 and 2004                                                        8
          Schedule of Investments as of September 30, 2005 and
          December 31, 2004                                                 9-10
          Notes to Financial Statements                                    11-21
  Item 2. Managements Discussion and Analysis of Financial Condition and
          Results of Operations                                            22-25
  Item 3. Quantitative and Qualitative Disclosure about Market Risk        26-27
  Item 4. Controls and Procedures                                            28

Part II       Other Information                                            29-34

  Item 1. Legal Proceedings
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
  Signatures
  Exhibits


PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         GLOBAL BEVERAGE SOLUTIONS, INC.
                           Consolidated Balance Sheets
                 As of September 30, 2005 and December 31, 2004

                                                                                2005           2004
                                                                            -----------    -----------
                                                                            (Unaudited)
ASSETS
Investments in portfolio companies (cost $1,005,177 at September 30,
  2005 and $377,478 at December 31, 2004)                                   $   600,000    $   377,478
Cash and cash equivalents                                                        79,405         43,466
Deferred financing costs                                                           --           28,125
Deposits and prepaid expenses                                                     1,940         49,006
Property and equipment, net                                                        --           25,720
                                                                            -----------    -----------
  TOTAL ASSETS                                                                  681,345        523,795
                                                                            -----------    -----------

LIABILITIES
  Accounts payable                                                              145,363        118,970
  Accrued expenses                                                               41,017           --
  Advances from related parties                                                  11,500           --
  Convertible debentures, net of discount                                          --            8,824
                                                                            -----------    -----------
  TOTAL LIABILITIES                                                             197,880        127,794
                                                                            -----------    -----------
NET ASSETS                                                                  $   483,465    $   396,001
                                                                            ===========    ===========

Commitments and contingencies Composition of net assets:
  Convertible preferred Series A, $.001 par value; 400,000 shares
     authorized; no shares issued and outstanding                           $      --      $      --
  Convertible preferred Series B, $.001 par value; 610,000 shares authorized; 132,500 and 190,000 shares issued and outstanding at
     September 30, 2005 and December 31, 2004, respectively                         133            190
  Convertible preferred Series C, $.001 par value; 10,000,000 shares authorized; none and 10,000,000 shares issued and outstanding at
     September 30, 2005 and December 31, 2004, respectively                        --           10,000
  Common stock, $.0001 par value, authorized 950,000,000 shares;
    31,975,969 and 185,896 shares issued and outstanding at September 30,
     2005 and December 31, 2004, respectively                                    31,976            186
  Common stock held in escrow                                                      --          (69,643)
  Common stock subscriptions receivable                                          (9,600)        (9,600)
  Additional paid in capital                                                  9,814,806      8,416,412
  Accumulated deficit:
    Accumulated net operating loss                                           (7,467,036)    (6,539,732)
    Net realized loss on investments                                         (1,481,637)    (1,411,812)
    Net unrealized appreciation (depreciation) of investments                  (405,177)          --
                                                                            -----------    -----------
Net assets                                                                  $   483,465    $   396,001
                                                                            ===========    ===========
Net asset value per share                                                   $    0.0151    $    2.1302
                                                                            ===========    ===========

See accompanying notes to financial statements.


                         GLOBAL BEVERAGE SOLUTIONS, INC.
                            Statements of Operations
                 Three Months Ended September 30, 2005 and 2004
                                   (Unaudited)


                                                                      2005            2004
                                                                  ------------    ------------
Income from operations:
  Investment income                                               $       --      $       --
                                                                  ------------    ------------
                                                                          --              --
Expenses:
  Selling, general and administrative expense                          110,082         170,958
  Loss on sale of furniture and fixtures                                12,874            --
                                                                  ------------    ------------

                                                                       122,956         170,958
                                                                  ------------    ------------
Loss before income taxes                                              (122,956)       (170,958)
Income taxes                                                              --              --
                                                                  ------------    ------------
Net loss from operations                                              (122,956)       (170,958)
                                                                  ------------    ------------

Net unrealized losses:
  Change in unrealized depreciation of non-controlled affiliate investments, net of deferred tax expense of $0 in 2005 and
  2004, respectively                                                  (405,177)       (300,000)
                                                                  ------------    ------------
Net decrease in net assets from operations                        $   (528,133)   $   (470,958)
                                                                  ============    ============

Net decrease in net assets from operations per share,
  basic and diluted                                               $    (0.0188)   $    (4.2993)
                                                                  ============    ============
Weighted average shares outstanding                                 28,074,230         109,542
                                                                  ============    ============








See accompanying notes to financial statements.


                         GLOBAL BEVERAGE SOLUTIONS, INC.
                            Statements of Operations
                  Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)


                                                                        2005            2004
                                                                    ------------    ------------
Income from operations:
  Investment income                                                 $       --      $       --
                                                                    ------------    ------------
                                                                            --              --
Expenses:
  Selling, general and administrative expense                            607,930         673,052
  Interest expense                                                       306,500            --
  Loss on sale of furniture and fixtures                                  12,874            --
                                                                    ------------    ------------
                                                                         927,304         673,052
                                                                    ------------    ------------
Loss before income taxes                                                (927,304)       (673,052)
Income taxes                                                                --              --
                                                                    ------------    ------------
Net loss from operations                                                (927,304)       (673,052)
                                                                    ------------    ------------

Net realized and unrealized losses:
Net realized loss on investments, net of income tax benefit of $0        (69,825)           --
Change in unrealized depreciation of non-controlled affiliate investments, net of deferred tax expense of $0 in 2005 and
  2004, respectively                                                    (405,177)       (300,000)
                                                                    ------------    ------------
Net decrease in net assets from operations                          $ (1,402,306)   $   (973,052)
                                                                    ============    ============

Net decrease in net assets from operations per share,
  basic and diluted                                                 $    (0.1184)   $   (10.0467)
                                                                    ============    ============
Weighted average shares outstanding                                   11,848,650          96,853
                                                                    ============    ============





See accompanying notes to financial statements.


                         GLOBAL BEVERAGE SOLUTIONS, INC.
                            Statements of Cash Flows
                  Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)


                                                                         2005           2004
                                                                     -----------    -----------
Cash flows from operating activities:
 Net decrease in net assets from operations                          $(1,402,306)   $  (973,052)
 Adjustments to reconcile net decrease in net assets from
    operations to net cash used in operating activities:
      Change in unrealized depreciation of investments                   405,177        300,000
      Depreciation                                                        12,546          9,131
      Amortization of deferred financing costs                            28,125           --
      Amortization of beneficial conversion feature on convertible
        debentures                                                       234,926           --
      Loss on sale of furniture and fixtures                              12,874           --
      Forgiveness of notes payable                                          --          (14,000)
      Changes in operating assets and liabilities:
        Other assets                                                      47,368         (5,557)
        Bank overdraft                                                      --           15,702
        Accounts payable                                                  84,760         20,946
        Accrued expenses                                                 (17,351)          --
        Loans payable                                                       --          (12,000)
                                                                     -----------    -----------
          Net cash used in operating activities                         (593,881)      (658,830)
                                                                     -----------    -----------
Cash flows from investing activities:
  Purchase of equipment                                                     --          (39,033)
  Investments in and advances to portfolio investment companies         (627,699)      (731,848)
                                                                     -----------    -----------
          Net cash used in investing activities                         (627,699)      (770,881)
                                                                     -----------    -----------
Cash flows from financing activities:
  Proceeds from sale of common stock                                   1,105,000      1,403,849
  Proceeds from convertible debenture                                     50,000           --
  Additional proceeds from sale of common stock in prior year             91,019           --
  Loan proceeds from related parties                                      11,500           --
  Purchase of Series B preferred stock                                      --          (30,000)
  Stock issued for redemption of Series B preferred stock                   --           50,000
  Legal and other expense associated with stock issuances                   --            5,345
                                                                     -----------    -----------
          Net cash provided by financing activities
                                                                       1,257,519      1,429,194
                                                                     -----------    -----------
Net increase (decrease) in cash and cash equivalents                      35,939           (517)
Cash and cash equivalents, beginning of period                            43,466            517
                                                                     -----------    -----------
Cash and cash equivalents, end of period                                  79,405           --
                                                                     ===========    ===========





See accompanying notes to financial statements.



                    GLOBAL BEVERAGE SOLUTIONS, INC.
                 Statements of Changes in Net Assets
            Nine Months Ended September 30, 2005 and 2004
                             (Unaudited)


                                                                    2005           2004
                                                                -----------    -----------
Changes in net assets from operations:
  Net loss from operations                                      $  (927,304)   $  (673,052)
  Net realized loss on sale of investments, net                     (69,825)          --
  Change in net unrealized depreciation of investments, net        (405,177)      (300,000)
                                                                -----------    -----------
    Net decrease in net assets from operations                   (1,402,306)      (973,052)
                                                                -----------    -----------

Capital stock transactions:
  Common stock issued for cash                                    1,105,000      1,403,849
  Conversion of convertible debentures                              293,751           --
  Additional proceeds from sale of common stock in prior year        91,019           --
  Common stock issued in acquisition of investments                    --          372,000
  Series B preferred stock transactions                                --           20,000
  Legal and other expense associated with stock issuances              --            5,345
                                                                -----------    -----------
    Net increase in net assets from stock transactions            1,489,770      1,801,194
                                                                -----------    -----------
Net increase in net assets                                           87,464        828,142
Net assets, beginning of period                                     396,001        427,766
                                                                -----------    -----------
Net assets, end of period                                       $   483,465    $ 1,255,908
                                                                ===========    ===========















See accompanying notes to financial statements.

                         GLOBAL BEVERAGE SOLUTIONS, INC.
                              Financial Highlights
                  Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)

                                                         2005            2004
                                                    -----------     -----------

PER SHARE INFORMATION
 Net asset value, beginning of period               $    2.1302     $     19.70
 Net decrease from operations                           (0.0783           (6.95)
 Net change in realized losses and unrealized
  appreciation (depreciation) of investments, net       (0.0401           (3.09)
 Net increase (decrease) from stock transactions        (1.9967           (0.19)
                                                    -----------     -----------
     Net asset value, end of period                 $    0.0151     $      9.47
                                                    ===========     ===========

RATIOS/SUPPLEMENTAL DATA
 Net assets, end of period                          $   483,465     $   396,001

 Average net assets                                     367,783         939,961

 Ratio of expenses to average net assets                    252%             72%

 Ratio of net loss to average net assets                    381%            104%




















See accompanying notes to financial statements.


                         GLOBAL BEVERAGE SOLUTIONS, INC.
                             Schedule of Investments
                                  September 30,
                                      2005
                                   (Unaudited)

             Date of                                                              Original           Fair
Shares     Acquisition                                                              Cost            Value
                            COMMON STOCK IN PORTFOLIO COMPANIES

  8%         Jun-05          Titanium Design Studio, Inc., privately held;
                            41% of net assets; a titanium jewelry manufacturer   $   200,000    $   200,000
  9%         Jul-05         EON Beverage Group, Inc., privately held;
                            83% of net assets; manufactures structured water
                            pursuant to proprietary process                          400,000        400,000
                            Investments with $0 value - see schedule below           405,177           --
                                                                                 -----------    -----------
                            Total investments at September 30, 2005              $ 1,005,177        600,000
                                                                                 ===========
                            Cash and other assets, less liabilities                 (116,535)
                                                                                 -----------
                            Net assets at September 30, 2005                     $   483,465
                                                                                 ===========

                            SCHEDULE OF INVESTMENTS WITH $0 VALUE

 51%         Aug-04         Island Tribe, Inc., privately held; 0% of net
                            assets; distributor of extreme sports apparel        $   405,177    $      --
100%                        Unboxed Distribution, Inc., a wholly owned
                            subsidiary; 0% of our net assets; inactive
                            distributor of extreme sports apparel                    927,154           --
100%                        Total Sports Distribution, Inc., a wholly owned
                            subsidiary; 0% of our net assets; inactive
                            distributor of extreme sports apparel                    484,658           --
                            Discontinued investments
                                                                                  (1,411,812)          --
                                                                                 -----------    -----------
                                                                                 $   405,177    $      --
                                                                                 ===========    ===========









See accompanying notes to financial statements.



                         GLOBAL BEVERAGE SOLUTIONS, INC.
                             Schedule of Investments
                                  December 31,
                                      2004
             Date of                                                              Original           Fair
Shares     Acquisition                                                              Cost            Value
                            COMMON STOCK IN PORTFOLIO COMPANIES

 51%         Aug-04         Island Tribe, Inc., privately held; 95% of net
                            assets; distributor of extreme sports apparel     $   377,478    $   377,478
                            Investments with $0 value - see schedule below           --             --
                                                                              -----------    -----------
                            Total investments at December 31, 2004            $   377,478        377,478
                                                                                             ===========
                            Cash and other assets, less liabilities                18,523
                                                                              -----------
                            Net assets at December 31, 2004                   $   396,001
                                                                              ===========

                            SCHEDULE OF INVESTMENTS WITH $0 VALUE

100%                        Unboxed Distribution, Inc., a wholly owned
                            subsidiary; 0% of our net assets; inactive
                            distributor of extreme sports apparel             $   927,154    $      --
100%                        Total Sports Distribution, Inc., a wholly owned          --             --
                            subsidiary; 0% of our net assets; inactive
                            distributor of extreme sports apparel                 484,658           --
                            Discontinued investments                           (1,411,812)
                                                                              -----------    -----------
                                                                              $      --      $      --
                                                                              ===========    ===========









See accompanying notes to financial statements.

                         GLOBAL BEVERAGE SOLUTIONS, INC.
                          Notes to Financial Statements
                                   (Unaudited)


(1)      DESCRIPTION OF BUSINESS

(A)      ORGANIZATION AND BUSINESS
----------------------------------

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

The Company's name was changed to Bluetorch Inc. (hereinafter "Bluetorch" or the "Company"), effective November 3, 2003.

On March 12, 2005, the Company and one of its wholly-owned portfolio investment companies, Unboxed Distribution, Inc. ("Unboxed"), signed a Mutual Settlement and Release Agreement with Gotcha Brands Inc., the Bluetorch licensor. This agreement required Unboxed to cease the selling and marketing of Bluetorch apparel and the Company also agreed to change its corporate name by April 20, 2005.

On March 22, 2005, the Company and one of its wholly-owned portfolio investment companies, Total Sports Distribution, Inc., ("Total Sports") signed a Mutual Settlement and Release Agreement with Collective Licensing International, LLC, the licensor of the Airwalk apparel brand. This agreement required Total Sports to cease selling and marketing Airwalk apparel.

Effective April 18, 2005, the Company implemented a 2500-to-1 reverse split of its common stock. Immediately following this reverse stock split, there were 218,500 common shares of the Company issued and outstanding.

On April 19, 2005 in accordance with the above Mutual Settlement and Release Agreement, the Company amended its articles of incorporation to implement a name change of the Company. Effective April 25, 2005 the Company's new name became "Pacific Crest Investments" (the "Company") and its common stock began trading under this new name with a new exchange symbol.

Following the public announcement of the Company's new name, the Company received notice that another corporation had a name similar to Pacific Crest Investments. In order to avoid potentially prolonged and expensive litigation, the Company agreed to change its name from Pacific Crest Investments. Effective May 5, 2005, the Company's new name is Pacific Peak Investments (hereinafter the "Company").

On June 6, 2005, the Company signed a Share Purchase Agreement with Titanium Design Studio, Inc. ("TDS"), a Nevada corporation, whereby the Company invested $200,000 in cash in exchange for 8% of the issued and outstanding common stock of TDS. TDS has a proprietary manufacturing process which allows it to cast precision titanium jewelry resulting in a level of detail not obtainable by milling titanium. TDS can economically produce and supply jewelry in shapes and patterns which were previously considered to be impossible or uneconomical to manufacture. TDS believes its technology has applications in other industries, including aerospace, dentistry, sporting goods (fishing rods) and commemorative coins.

On July 1, 2005, the Company and one of its wholly-owned portfolio investment companies, Total Sports, signed a Mutual Settlement and Release Agreement with Krash Distribution Inc., the licensor of TSABrand apparel. This agreement required Total Sports to cease selling and marketing of TSABrand apparel.

On July 8, 2005, the Company consummated the transactions contemplated by the Share Purchase Agreement (dated June 28, 2005) with EON Beverage Group, Inc. ("EON") and, as a result, the Company has invested $400,000 in exchange for 9% of the issued and outstanding common stock of EON. EON manufactures structured water through a proprietary process (patent pending) which alters the molecular structure of purified water. Structured water is a relatively new concept which is generally defined as water molecules organized through hydrogen bonding into distinct molecular structures. This allows the users of EON water to achieve enhanced intra-cellular hydration through significant absorption capability that is crucial for maximum biological activity and improved athletic performance.

On October 10, 2005, the Company changed its name to Global Beverage Solutions, Inc. and began trading on the OTC Bulletin Board under the symbol GBVS.OB.

Pursuant to Regulation S-X Rule 6, the Company will operate on a non-consolidated basis. Operations of the portfolio companies will be reported at the subsidiary level and only the appreciation or impairment of these investments in portfolio companies will be included in the Company's financial statements.

(B)      CONDENSED FINANCIAL STATEMENTS
---------------------------------------

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2005 and the results of operations and cash flows for all periods presented have been made.

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

(C)      RECLASSIFICATIONS
--------------------------

Certain   reclassifications  have  been  made  to  the  prior  period  financial statements to conform to the current period presentation.

(D)      GOING CONCERN
----------------------

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2005, the Company has an accumulated deficit of $9,353,850 and had net losses totaling $1,402,306 for the nine months ended September 30, 2005. Additionally, as of September 30, 2005, the Company had negative working capital of $116,535. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Management plans to take the following steps in response to these issues:

         (i)      Revenue

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

         Regarding two of the Company's portfolio investment companies, Unboxed and Total Sports, it had become clear that profitability in both entities was not possible in the near future. As noted above, the Company has signed Mutual Settlement and Release Agreements to cease the licensing agreements with the licensors for the Airwalk, Bluetorch and TSABrand labels. There were significant future guaranteed royalty amounts payable by these portfolio investment companies in accordance with the existing licensing agreements and so it was in the best interests of the Company and the portfolio investment companies to mitigate the substantial potential losses. Accordingly, it has been determined that it is not in the best interests of the Company's shareholders to continue the flow of capital to these two portfolio investment companies.

         In addition, it was determined that future prospects for Island Tribe, Inc. ("Island Tribe") were unlikely to provide profitability in the foreseeable future sufficient to provide a return on the Company's investment. Accordingly, the Company fully reserved its investment in Island Tribe and is pursuing a transaction which would result in the return of 12,000 shares of the Company's common stock in exchange for the Company returning its investment in Island Tribe.

         The Company will, however, continue to fund and invest in Titanium Design Studio, Inc. and EON Beverage Group, Inc. (see Note 2).

         (ii)     Financing

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

         On May 18, 2005, the Company signed a non-binding Term Sheet ("TS") with Interim Capital Corp. ("Interim"), representing certain investors. This TS summarized the basic terms and conditions for the sale of a total of 20,800,000 common shares of the Company for a total of $1,040,000. As of September 30, 2005, the Company had sold 20,700,000 shares for a total of $1,035,000, leaving a balance of 100,000 shares on this TS.

         On June 25, 2005, the Company filed a new Offering Circular to raise an additional $5,000,000 via sale of its common stock.

         On July 5, 2005, in an additional transaction to the TS, the Company and Interim Capital Corp., an agent for certain investors, signed a funding agreement for the sale of a total of 14,200,000 common shares of the Company for a total of $994,000. As of September 30, 2005, the Company had collected $70,000 for 1,000,000 common shares.

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


(2)      INVESTMENTS

TITANIUM DESIGN STUDIO, INC. ("TDS")
------------------------------------
On June 6, 2005, the Company signed a Share Purchase Agreement with TDS, a Nevada corporation, whereby the Company invested $200,000 in cash in exchange for 8% of the issued and outstanding common stock of TDS.

TDS has a proprietary manufacturing process which allows it to cast precision titanium jewelry resulting in a level of detail not obtainable by milling titanium. TDS can economically produce and supply jewelry in shapes and patterns which were previously considered to be impossible or uneconomical to manufacture. TDS believes its technology has applications in other industries, including aerospace, dentistry, sporting goods (fishing rods) and commemorative coins.

EON BEVERAGE GROUP, INC. ("EON")
---------------------------------
On July 8, 2005, the Company consummated the transactions contemplated by the Share Purchase Agreement (dated June 28, 2005) with EON and, as a result, the Company has invested $400,000 in exchange for 9% of the issued and outstanding common stock of EON.

EON manufactures structured water through a proprietary process (patent pending) which alters the molecular structure of purified water. Structured water is a relatively new concept which is generally defined as water molecules organized through hydrogen bonding into distinct molecular structures. This allows the users of EON water to achieve enhanced intra-cellular hydration through significant absorption capability that is crucial for maximum biological activity and improved athletic performance.

ISLAND TRIBE, INC. ("ISLAND TRIBE")
-----------------------------------
As noted above, the Company purchased a 51% interest in Island Tribe, a surf apparel company. The consideration for this investment was $372,000, consisting of 12,000 restricted common shares (30,000,000 pre reverse stock split) in the Company being issued at a pre-split per-share price of $0.0124. The effective date of this transaction was August 1, 2004. Over the next 4 years, this purchase agreement provided for the Company to receive an additional 24% ownership of Island Tribe. The Company was obligated to pay certain royalty commissions on future sales of Island Tribe product for the duration of the agreement, which commenced in 2004 and would conclude in 2016. These royalty commissions range from 8% in 2004 to 2% in 2016 and would only become due and payable each year when annual sales of $372,000 were achieved.

VALUATION OF INVESTMENTS
------------------------

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

The Board of Directors has arrived at the following valuation method for its investments. Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded or is thinly traded, and in the absence of a recent appraisal, the value of the investments shall be based on the following criteria:

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


Based on the previous methodology, the Company determined that its investments in its portfolio companies should be valued at September 30, 2005 as follows:

     -   UNBOXED DISTRIBUTION, INC. ("UNBOXED")
         --------------------------------------
         Unboxed has been valued at $0 due to the Company's decision to discontinue the flow of capital to this entity. The sales for Unboxed were progressing slowly and not fast enough to justify the minimum royalties due in 2005 ($130,000) and 2006 ($300,000). As previously noted, on March 12, 2005, Unboxed and Bluetorch signed a Mutual Settlement and Release Agreement with the licensor of the Bluetorch label. The write down in the investment in Unboxed for the year ended December 31, 2004 totaled $927,154.

     -   TOTAL SPORTS DISTRIBUTION, INC. ("TOTAL SPORTS")
            ---------------------------------------------
         Total Sports has been valued at $0, due to the Company's decision to discontinue the flow of capital to this entity. It had become apparent that the anticipated revenue flow for 2005 was not progressing at the rate the board of directors and management anticipated and would fall well short of expectations. As the board of directors and management looked at the Company's contractual royalty minimums for the Airwalk label for 2005 and beyond, it became clear that the Company was not going to be able to meet the revenue objectives from which the royalty minimums were based. These minimums were $920,000 in 2005 with an additional $3,960,000 due between 2006 and 2008. In addition, this situation was going to negatively impact Total Sport's ability to market and sell the TSABrand label. As previously noted, on March 22, 2005, Total Sports and Bluetorch signed a Mutual Settlement and Release Agreement with the licensor of the Airwalk label. The write down in the investment in Total Sports for the year ended December 31, 2004 totaled $484,658.

     -   ISLAND TRIBE, INC. ("ISLAND TRIBE")
          ----------------------------------
         Island Tribe has been valued at $0, due to the Company's decision to discontinue the flow of capital to this entity. It was determined that future prospects for Island Tribe were unlikely to provide profitability in the foreseeable future sufficient to provide a return on the Company's investment. Accordingly, the Company fully reserved its investment in Island Tribe and is pursuing a transaction which would result in the return of 12,000 shares of the Company's common stock in exchange for the Company returning its investment in Island Tribe.

     -   TITANIUM DESIGN STUDIO, INC. ("TDS")
         ------------------------------------
         Titanium Design Studio, Inc. has been valued at $200,000, being the price paid by the Company on June 6, 2005 for an 8% ownership of TDS.

         The fair value of $200,000 represents the Company's actual investment, in accordance with the valuation model described above.

     -   EON BEVERAGE GROUP, INC. ("EON")
         --------------------------------
         On July 8, 2005, the Company consummated the transactions contemplated by the Share Purchase Agreement (dated June 28, 2005) with EON and, as a result, the Company has invested $400,000 in exchange for 9% of the issued and outstanding common stock of EON.


(3)      DEBT

As of December 31, 2004, the Company had convertible debentures of $8,824, net of discount of $234,926. The debenture holder converted these debentures into common stock during the first six months of 2005.

The convertible feature of the above convertible debentures provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the Company has estimated the fair value of such BCF to be approximately $375,000 related to these debentures and recorded such amount as a debt discount. Such discount is being amortized to interest expense over the term of the notes. Amortization expense during the nine months ended September 30, 2005 was $306,500 (all fully amortized by June 30, 2005).

(4)      EQUITY

COMMON STOCK:
-------------

Effective April 18, 2005, the Company implemented a 2500-to-1 reverse split of its common stock. Immediately following this reverse stock split, there were 218,500 issued and outstanding common shares of the Company.

During the three months ended September 30, 2005, the Company issued 21,700,000 shares of common stock, all issued after the 2500-to-1 reverse stock split which became effective on April 18, 2005, resulting in cash received by the Company of $1,105,000. The stock subscription receivable at June 30, 2005, was collected during the quarter ended September 30, 2005.

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

PREFERRED STOCK:
---------------

The Company is authorized to issue up to 50,000,000 shares of preferred stock at $0.001 par value.

               Convertible preferred series A stock ("Series APS")
               ---------------------------------------------------

         o        400,000 shares originally authorized.
         o        None issued or outstanding at September 30, 2005.

               Convertible preferred series B stock ("Series BPS")
               ---------------------------------------------------

         o        610,000 shares authorized.
         o        132,500 issued and outstanding at June 30, 2005.
         o During the nine months ended September 30, 2005, 57,500 BPS shares were converted into 68,757 shares of common stock.
         o The holders of the Series BPS are entitled to receive dividends on the number of shares of Series BPS, which are converted into shares of Company common stock, at the dividend rate of 6% of the conversion price for the number of shares converted, payable in cash or in common stock. The dividend rate is based upon the ten (10) day average of the lowest closing bid price prior to the date of conversion ("Market Price").
         o The Series BPS are convertible into common stock based upon a conversion price equal to the number of shares being converted divided by 80% of the Market Price described in the preceding paragraph. All shares of Series BPS outstanding three (3) years from the date of issuance shall automatically be converted into common stock based upon the foregoing formula.
         o Series BPS have preferred treatment upon liquidation of the Company. The holders of Series BPS are entitled, upon liquidation, dissolution or winding up of the Company, to receive 120% of the outstanding unconverted principal amount of the Series BPS before the holders of common shares and any other class or series of preferred stock.
         o Series BPS holders are entitled to one vote per share of Series BPS.
         o Series BPS, voting together as a class, have the right to elect one (1) director.

               Convertible preferred series C stock ("Series CPS")
               ---------------------------------------------------

         o        10,000,000 shares authorized.
         o        None issued or outstanding at June 30, 2005.
         o As noted above, during the three months ended June 30, 2005, all 10,000,000 Series CPS were converted to 10,000,000 common shares, the substantial majority of which were restricted common shares.
         o The holders of the Series CPS were not entitled to receive dividends and were convertible into common stock of the Company in an amount equal to the number of Series CPS being converted. In connection with any reorganizations, merger, consolidation or sale of assets involving the Company, the number of Series CPS shares outstanding and the number of shares of common stock into which the Series CPS are convertible will not be affected by any such capital reorganization.
         o        There is no liquidation preference for Series CPS holders.
         o Series CPS, voting together as a class, had the right to elect two (2) directors but had no other voting rights.

(5)      COMMITMENTS AND CONTINGENCIES

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

Regulatory Compliance
---------------------

As a BDC, the Company operates in a highly regulated environment and must comply with the requirements of the 1940 Act. The Company endeavors to be in compliance with the requirements of the Act as part of its investment strategy and oversight functions. Whereas compliance with such laws and regulations requires interpretation, the Company believes it is in compliance with such requirements at September 30, 2005. However, no assurances can be given that such requirements will not change or that differing interpretations could result in non-compliance or that such matters, if they arise, will be insignificant to the Company's financial position or results of operations.

Legal
-----

The Company was served on October 20, 2005, with a complaint which had been filed in San Diego County Court, San Diego, California by Golden Gate Investors. In the complaint, Golden Gate has alleged that the Company owes under a promissory note which also entitles the plaintiff to enter into similar future transactions. The Company has undertaken discussions with the plaintiff regarding settlement. The Company has taken the position that the terms of the transaction were not approved by its board of directors nor terms under which it could accept, in part because of restrictions on debt issuances and issuances of stock without consideration. The Company believes its prospects for settlement of this action are good and have included discussions regarding reformation of the terms of the original transaction as well as terms for possible new transactions with the plaintiff.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information statement contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this information statement to conform such statements to actual results. Management's discussion and analysis should be read in conjunction with our financial statements and the notes herein.

Critical Accounting Policies and Estimates
------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we will evaluate our estimates and judgments, including those related to revenue recognition, valuation of investments in portfolio companies, accrued expenses, financing operations, contingencies and litigation. We will base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, such as the investments in portfolio companies. These accounting policies are described at relevant sections in this discussion and analysis and in the "Notes to Financial Statements" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Results of Operations
---------------------

Three months ended September 30, 2005 as compared to the three months ended September 30, 2004 -

         o During the three months ended September 30, 2005, selling, general and administrative expense declined $60,876 (36%) to $110,082 from $170,958 in the prior year period. For the 2005 period, professional services, including accounting, legal, investment and other declined $57,169, which accounts for the majority of the decrease.

         o During the 2005 period, we recognized a loss of $12,874 from sale of our surplus furniture and fixtures.

         o During the 2005 period, we recorded an unrealized loss in the amount of $405,177, as compared to an unrealized loss of $300,000 in the prior year period. The loss in 2005 is the result of our decision to fully reserve our investment and advances to Island Tribe. The loss in 2004 was based on an inventory valuation for Unboxed and Total Sports.

Nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 -

         o During the 2005 period, selling general and administrative expense declined $65,122 (10%) to $607,930 from $673,052 in the year earlier period. During 2005, professional fees declined $49,478, miscellaneous charges declined $80,722 and professional fees incurred for due diligence were $75,000 with none in the prior year period. These items represent the primary changes in 2005 as compared to 2004.

         o During the 2005 period, we recorded amortization expense of $306,500 from the beneficial conversion feature on convertible debentures. There was no amortization during the 2004 period.

         o During the 2005 period, we recognized a loss of $12,874 from sale of our surplus furniture and fixtures.

         o During the 2005 period, we recognized a realized loss of $69,825 from net expenses paid relating to the two portfolio companies we discontinued at the end of 2004 (Unboxed and Total Sports).

         o During the 2005 period, we recognized an unrealized loss of $405,177 as compared to $300,000 in the 2004 period. The loss in 2005 is the result of our decision to fully reserve our investment and advances to Island Tribe. The loss in 2004 was based on an inventory valuation for Unboxed and Total Sports.

Liquidity and Capital Resources
-------------------------------

         o At September 30, 2005, we had net assets of $483,465 as compared to net assets of $396,001 at December 31, 2004. During the 2005 period, cash increased $35,939 to $79,405 and our investments in portfolio companies increased $222,522, net, from $377,478 to $600,000. Other assets, consisting of prepaid expenses, deferred financing costs and property and equipment decreased $100,914 primarily as a result of converting the convertible debentures to common stock and the sale of surplus furniture and fixtures. Liabilities have increased $70,086 during 2005. Accordingly, the total asset increase of $157,550, when reduced by the liability increase of $70,086 resulted in a increase in net assets of $87,464.

         o As of September 30, 2005, the Company had no revenues and had an accumulated deficit totaling $9,353,850 for the period from August 26, 2002 (inception) through September 30, 2005. Additionally, as of September 30, 2005, the Company had negative working capital of $116,535. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Our Plan of Operation for the Next Twelve Months
------------------------------------------------

         o As stated above, it has been determined that, as an investment company, we will only invest in/acquire cash flow positive and profitable businesses or businesses most likely to generate positive cash flows in the foreseeable future. These entities will have good growth potential as a result of access to capital and/or additional management acumen.

         o As part of this strategic process, we will look beyond action sports apparel for acquisition opportunities so as to include all consumer product categories that have the potential for a positive return on investment. The board of directors and management believe that this new direction will both reduce the risk for the Company and its shareholders as well as provide the best opportunity for long-term shareholder value.

         o Regarding two of our portfolio investment companies, Unboxed and Total Sports, it was clear that profitability in both entities was not possible in the near future. As noted above, it was determined that it is not in the best interests of our shareholders to continue the flow of capital to these two portfolio investment companies and these investments were written-off as of December 31, 2004.

         o In addition, it was determined that future prospects for Island Tribe were unlikely to provide profitability in the foreseeable future sufficient to provide a return on our investment. Accordingly, we fully reserved our investment in Island Tribe and we are pursuing a transaction which would result in the return of 12,000 shares of our common stock in exchange for the return of our investment in Island Tribe.

         o The Company will, however, continue to fund and invest in Titanium Design Studio, Inc. and EON Beverage Group, Inc.

Off Balance Sheet Arrangements
------------------------------

         o        None.


Contractual Obligations
-----------------------

         o        None.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures
-------------------------------------
The Company's board of directors and management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based upon that evaluation, the Company's board of directors and management, including the CEO and CFO, concluded that, as of September 30, 2005, the Company's disclosure controls and procedures were effective in alerting management on a timely basis to material Company information that would be required to be included in our periodic filings with the SEC.

Based on their most recent evaluation as of the Evaluation Date, the CEO and the CFO have also concluded that the other controls and procedures, that are designed to ensure that information required to be disclosed in our periodic filings with the SEC, are adequate.

Changes in Internal Control
---------------------------
There were no significant changes made in the Company's internal controls over financial reporting, during the three months ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, these internal controls. Thus, no corrective actions, with regard to significant deficiencies or material weaknesses, were necessary.

On September 14, 2005, both the CEO and CFO resigned. Mr. Richard T. Clark has been appointed to serve as President, Chief Executive Officer and Director. Mr. Bryce Knight has been appointed to serve as Vice-President, Chief Financial Officer, Treasurer and Secretary.

At the time of its election as a business development company, the Company adopted what it considered to be adequate controls and procedures (the "Old Controls"). These Old Controls lacked time constraints that would force timely posting of transactions and, as a result, the Company has been late with the preparation of its financial disclosures on numerous occasions. The Company has undertaken a review of its controls to determine what additional controls should be implemented to insure timely filings in the future. The Company has determined that it will retain outside `bookkeeping services' under a contractual relationship that includes timeliness as a contractual obligation and may adopt additional controls in the future. In the preliminary review of the Old Controls, the Company determined that both assets of the Company and the quality of its financial information are safeguarded but the issue of timeliness has been problematic and requires being addressed. The Company has also determined that it should employ a Chief Compliance Officer as quickly as practical and intends to designate an individual with this responsibility.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1.  LEGAL PROCEEDINGS

The Company was served on October 20, 2005, with a complaint which had been filed in San Diego County Court, San Diego, California by Golden Gate Investors. In the complaint, Golden Gate has alleged that the Company owes under a promissory note which also entitles the plaintiff to enter into similar future transactions. The Company has undertaken discussions with the plaintiff regarding settlement. The Company has taken the position that the terms of the transaction were not approved by its board of directors nor terms under which it could accept, in part because of restrictions on debt issuances and issuances of stock without consideration. The Company believes its prospects for settlement of this action are good and have included discussions regarding reformation of the terms of the original transaction as well as terms for possible new transactions with the plaintiff.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

The following exhibits are filed with this report on Form 10-Q.

                  Exhibit 31 Certifications pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32 Certifications pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 GLOBAL BEVERAGE SOLUTIONS, INC.



         Date:    November 11, 2005              By: /s/ Richard T. Clark
                                                    ----------------------------
                                                    Richard T. Clark,
                                                    Chief Executive Officer