Form 10-K
period 2005-12-31
Global Beverage Solutions, Inc.
filed 2006-04-17
CIK 1084133

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2005

                                   000-1084133
                            (Commission File Number)

                         Global Beverage Solutions, Inc.
               (Exact Name of Registrant as Specified in Charter)

                                   90-0093439
                        (IRS Employer Identification No.)

                                     Nevada
                 (State or Other Jurisdiction of Incorporation)

                  7633 E 63rd Place, Suite 220, Tulsa, OK 74133
               (Address of Principal Executive Offices) (Zip Code)

                                  918-459-8469
              (Registrant's Telephone Number, Including Area Code)

                   Securities Registered under Section 12 (B)
                              of the Exchange Act:
                                      NONE

         Securities Registered under Section 12 (G) of the Exchange Act:
                         Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [ ]

Check  whether  the issuer (1) filed all reports to be filed by Section 13 or 15
(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) . Yes [ ] No [X]

The issuer's revenues for the Fiscal Year ended December 31, 2005 were $13,889. The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the issuer as of March 1, 2006, computed by reference to the market value (closing price) of the registrant's common stock, as reported by the over-the-counter bulletin board, and was approximately $39,903,000.

As of March 1, 2006, there were 41,312,391 shares of the issuer's common stock issued and outstanding.

                                TABLE OF CONTENTS


                                                                            PAGE

PART I

ITEM 1       Business                                                          4
ITEM 1A      Risk Factors                                                     10
ITEM 2       Properties                                                       36
ITEM 3       Legal Proceedings                                                36
ITEM 4       Submission of Matters to a Vote of Security Holders              36

PART II

ITEM 5       Market for Registrant's Common Equity and Related
               Stockholder Matters                                            36
ITEM 6       Selected Financial Data                                          37
ITEM 7       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            38
ITEM 7A      Quantitative and Qualitative Disclosures About Market Risk       42
ITEM 8       Financial Statements and Supplementary Data                      43
ITEM 9       Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure                            72
ITEM 9A      Controls and Procedures                                          72
ITEM 9B      Other Information                                                73

PART III

ITEM 10      Directors and Executive Officers of the Registrant               74
ITEM 11      Executive Compensation                                           76
ITEM 12      Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters                     78
ITEM 13      Certain Relationships and Related Transactions                   79
ITEM 14      Principal Accountant Fees and Services                           80

PART IV

ITEM 15      Exhibits and Financial Statement Schedules                       81

SIGNATURES                                                                    82

                                     PART I

                           FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the federal securities laws that involve a number of risks and uncertainties. Our future results may differ materially from our historical results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. These factors are described in the "Risk Factors" section below. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts; and the pace and success of product research and development. These and other factors may cause expectations to differ.

ITEM 1:  BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

Global  Beverage  Solutions,   Inc.  ("Global"  or  the  "Company"),   a  Nevada
corporation,  was  incorporated  on  January  29,  1997,  with the name  Mercury
Software.

On June 19, 2003, we became a "Business Development Company" ("BDC") pursuant to applicable provisions of the Investment Company Act of 1940 (the "1940 Act").

Global provides equity and debt investment capital to fund growth, acquisitions and recapitalizations of small market companies primarily located in the United States. We are looking to invest in companies that are cash-flow positive or are likely to become cash-flow positive in the foreseeable future based on sound economic fundamentals. These entities will have the prospect for expansion as a result of access to capital and/or additional management acumen provided by Global. As part of this strategic process, we are looking for investment opportunities in the beverage product categories and/or services that have the potential for a positive return on investment, both in terms of current income and capital appreciation. Our investments can take the form of common and preferred stock and warrants or rights to acquire equity interests, senior and subordinated loans, or convertible securities. Our common stock is traded in the over-the-counter market and is quoted on the NASD Over The Counter Bulletin Board ("OTCBB") under the symbol "GBVS."

Effective April 18, 2005, we implemented a 2500-to-1 reverse split of our common stock. Immediately following this reverse stock split, there were 218,500 of our common shares issued and outstanding. All share references are restated to give effect to the reverse stock split.

Pursuant to Regulation S-X Rule 6, the Company will operate on a non-consolidated basis. Operations of the portfolio companies will be reported at the subsidiary level and only the appreciation or impairment of these investments in portfolio companies will be included in the Company's financial statements.

                                  NAME CHANGES

Mercury Software changed its name to MedEx Corp. on June 24, 2002. Aussie Apparel Group Ltd. ("Aussie Apparel"), a Nevada corporation, was incorporated on August 26, 2002. In October 2002, MedEx Corp. issued an aggregate of 2,600 shares of its common stock to the shareholders of Aussie Apparel in connection with the merger of Aussie Apparel with MedEx Corp., whose name was then changed to "Aussie Apparel Group Ltd" on October 21, 2002. Since the shareholders of Aussie Apparel became the controlling shareholders of MedEx Corp. after the exchange, Aussie Apparel was treated as the acquirer for accounting purposes. Accordingly, the financial statements, as presented herein, are the historical financial statements of Aussie Apparel and include the transactions of MedEx Corp. only from the date of acquisition, using reverse merger accounting.

We changed our name to Bluetorch Inc. ("Bluetorch"), effective November 3, 2003.

On April 19, 2005 in accordance with a Mutual Settlement and Release Agreement, the Company amended its articles of incorporation to implement a name change of the Company. Effective April 25, 2005 the Company's new name became Pacific Crest Investments. Following the public announcement of our new name, we received notice that another corporation had a name similar to Pacific Crest Investments. In order to avoid potentially prolonged and expensive litigation, we agreed to change our name again, and effective May 5, 2005, our new name became Pacific Peak Investments.

On October 10, 2005, we changed our name to Global Beverage Solutions, Inc. to emphasize our concentration in the beverage industry.


(b)  FINANCIAL INFORMATION ABOUT SEGMENTS

We operate in one business segment, as a BDC.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

                           CURRENT PORTFOLIO COMPANIES
                           ---------------------------

On November 17, 2005, we executed a Stock Purchase Agreement with the shareholders ("Sellers") of Rudy Beverage, Inc. ("Rudy"), a Nevada corporation, whereby we exchanged 6,000,000 shares of our common stock for 80% of the issued and outstanding common stock of Rudy. The Sellers can receive up to 10,000,000 additional shares of our common stock if Rudy achieves certain sales and net revenue goals by the twelve month periods ended June 30, 2007 and 2008. Rudy was founded by Rudy Ruettiger and Drew Carver to create a unique line of beverages higher in nutritional value but lower in sugar than existing brands. Rudy currently has developed two distinct products: Rudy Flying Colors, catering to children K1 through 8; and Rudy Revolution, a sport drink aimed at athletes across the board. The goal of the Rudy line of beverages is to create flavorful juice blends, some of which will incorporate the hydration capabilities of EON Structured Water.

On July 8, 2005, we consummated the transactions contemplated by the Share Purchase Agreement (dated June 28, 2005) with EON Beverage Group, Inc. ("EON") and, as a result, we invested $400,000 in exchange for 9% of the issued and outstanding common stock of EON. EON manufactures structured water through a proprietary process (patent pending) which alters the molecular structure of purified water. Structured water is a relatively new concept which is generally defined as water molecules organized through hydrogen bonding into distinct molecular structures. This allows the users of EON water to achieve enhanced intra-cellular hydration through significant absorption capability that is crucial for maximum biological activity and improved athletic performance, based on EON's representations. On January 23, 2006, we executed a letter of intent with certain shareholders of EON which would increase our ownership of EON to 53%, subject to due diligence and a definitive contract. The agreement has been delayed, pending completion of additional due diligence.

On June 6, 2005, we signed a Share Purchase Agreement with Titanium Design Studio, Inc. ("TDS"), a Nevada corporation, whereby we invested $200,000 in cash in exchange for 8% of the issued and outstanding common stock of TDS. TDS has a proprietary manufacturing process which allows it to cast precision titanium jewelry resulting in a level of detail not obtainable by milling titanium. TDS can economically produce and supply jewelry in shapes and patterns which were previously considered to be impossible or uneconomical to manufacture. TDS believes its technology has applications in other industries, including aerospace, dentistry, sporting goods (fishing rods) and commemorative coins. Early in 2006, TDS relocated its operations to Thailand in order to access cheaper labor. As a result of our reduced influence on operations, our Board of Directors fully reserved our investment of $200,000.


                           FORMER PORTFOLIO COMPANIES
                           --------------------------

Global has two wholly owned subsidiary companies, Unboxed Distribution, Inc. ("Unboxed") and Total Sports Distribution, Inc. ("Total Sports"). The operations of Unboxed and Total Sports were discontinued early in 2005 when it became evident that they would not be able to attain profitability within a reasonable period of time. During 2005, we also exchanged our 51% investment in Island Tribe, Inc. ("Island Tribe") for the 12,000 shares of our common stock which we had initially issued to acquire Island Tribe.

We signed an acquisition agreement in December 2002 with Australian-based Federation Group for the Hot Tuna, Xisle and Piranha Boy brands. We then spent most of 2003 and the early part of 2004 restructuring our portfolio of apparel brands.

We rescinded our acquisition agreement for Hot Tuna, Xisle and Piranha Boy in November 2003 and assigned the rights for the three brands to Frontier International Holdings Pty Ltd. In addition, we changed our name from Aussie Apparel Group Ltd. to Bluetorch Inc. in recognition of this brand restructuring and our move away from the original portfolio of Australian brands. We replaced the intended Australian portfolio of brands with other brands including Bluetorch, True Skate Apparel (TSABrand), Airwalk and Island Tribe.

UNBOXED

In September 2003, Unboxed signed a licensing agreement (with option to acquire) with Gotcha Brands, Inc. for the Bluetorch label.

On March 12, 2005, Global and Unboxed signed a Mutual Settlement and Release Agreement with Gotcha Brands Inc., the Bluetorch licensor. This agreement required Unboxed to cease the selling and marketing of Bluetorch apparel and we also agreed to change our corporate name by April 20, 2005.

TOTAL SPORTS
On January 10, 2004, Total Sports entered into a license agreement (with an option to purchase) with Krash Distribution Inc. to license the True Skate Apparel (TSABrand) name for apparel and accessories.

On February 19, 2004, Total Sports signed a definitive agreement with Collective Licensing International, LLC to license the Airwalk brand for apparel in the United States market.

On March 22, 2005, Global and Total Sports signed a Mutual Settlement and Release Agreement with Collective Licensing International, LLC, the licensor of the Airwalk apparel brand. This agreement required Total Sports to cease selling and marketing Airwalk apparel.

On July 1, 2005, Global and Total Sports signed a Mutual Settlement and Release Agreement with Krash Distribution Inc., the licensor of TSABrand apparel. This agreement required Total Sports to cease selling and marketing of TSABrand apparel.

ISLAND TRIBE
In accordance with a Stock Purchase Agreement dated August 20, 2004, we purchased for 12,000 restricted shares of our common stock, a 51% interest in Island Tribe, a surf apparel company. This transaction was effective August 1, 2004 and the investment was valued at $372,000, based upon the trading price of our common stock at the time of the transaction. Over the next 4 years, the purchase agreement provided for us to receive an additional 24% ownership of Island Tribe. On November 20, 2005, we returned our 51% interest in Island Tribe in exchange for the 12,000 restricted shares we had originally issued for the acquisition.


VALUATION METHODOLOGY - We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized gains or losses being recognized. At December 31, 2005, approximately 95% of our total assets represented portfolio investments recorded at fair value. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistently applied valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we are required to specifically value each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the company does not currently support the cost of our debt or equity investment. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. Changes in fair value are recorded in the statements of operations as "Change in unrealized depreciation of non-controlled affiliate investments."

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

There is no one methodology to determine enterprise value and, in fact, for any one-portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To determine the enterprise value of a portfolio company, we analyze its historical and projected financial results. We generally require portfolio companies to provide monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year. Typically in the private equity business, companies are bought and sold based upon multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value. The private equity industry uses financial measures such as EBITDA or EBITAM (Earnings Before Interest, Taxes, Depreciation, Amortization and, in some instances, Management fees) in order to assess a portfolio company's financial performance and to value a portfolio company. EBITDA and EBITAM are not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States of America and such information should not be considered as an alternative to net income, cash flow from operations, or any other measure of performance prescribed by accounting principles generally accepted in the United States of America. When using EBITDA to determine enterprise value, we may adjust EBITDA for non-recurring items. Such adjustments are intended to normalize EBITDA to reflect the portfolio company's earnings power. Adjustments to EBITDA may include compensation to previous owners, acquisition, recapitalization, or restructuring related items or one-time non-recurring income or expense items.

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

CODE OF ETHICS, AUDIT COMMITTEE CHARTER AND INVESTMENT COMMITTEE CHARTER

The board of directors of the Company adopted a Code of Ethics, an Audit Committee Charter and an Investment Committee Charter, all effective as of August 27, 2003.

The Code of Ethics in general prohibits any officer, director or advisory person (collectively, "Access Person") of the Company from acquiring any interest in any security which the Company (i) is considering a purchase or sale thereof,
(ii) is being purchased or sold by the Company, or (iii) is being sold short by the Company. The Access Person is required to advise us in writing of his or her acquisition or sale of any such security.

The primary responsibility of the Audit Committee is to oversee our financial reporting process on behalf of our Board of Directors and report the result of their activities to tFhe Board. Such responsibilities shall include, but shall not be limited to, the selection and, if necessary, the replacement of our independent auditors and review and discussion with such independent auditors of
(i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including our system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in our annual report on Form 10-K. Ross Silvey, an independent director, had been designated the Audit Committee's "financial expert."

The Investment Committee shall have oversight responsibility with respect to reviewing and overseeing our contemplated investments in portfolio companies and other investments on behalf of the Board and shall report the results of their activities to the Board. Such Investment Committee shall (i) have the ultimate authority for and responsibility to evaluate and recommend investments, and (ii) review and discuss with management (a) the performance of portfolio companies,
(b) the diversity and risk of our investment portfolio, and, where appropriate, make recommendations respecting the role or addition of portfolio investments and (c) all solicited and unsolicited offers to purchase portfolio companies.

The members of the Audit Committee are Ross Silvey and Terry Turner, both independent directors of the Company. The members of the Investment Committee includes the full Board of Directors.


ITEM 1A: RISK FACTORS

In the normal course of business in an effort to keep our shareholders and the public informed about our operations and portfolio of investments, we may from time-to-time issue certain statements, either in writing or orally, that contain or may contain forward-looking information. Generally, these statements relate to our business plans or strategies or portfolio companies, projected or anticipated benefits or consequences of such plans or strategies, projected or anticipated benefits of new or follow-on investments made by or to be made by us, or projections involving anticipated purchases or sales of securities or other aspects of our operating results. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially. As noted elsewhere in this report, our operations and portfolio of investments are subject to a number of uncertainties, risks, and other influences, many of which are outside our control, and any one of which, or a combination of which, could materially affect the results of our operations, or our NAV, the market price of our common stock, and whether any forward-looking statements made by us ultimately prove to be accurate.

Investing in Global involves a number of significant risks relating to our business and investment objective. As a result, there can be no assurance that we will achieve our investment objective. In addition, the following risk factors are applicable to an investment in our common stock.

GENERAL RISK FACTORS

Investments in the Company by new shareholders will be diluted immediately.

Due, in part, to increases in our share price, some of our present shareholders have acquired an interest in our common stock at a total cost substantially less than the total cost that newer investors will likely pay for their shares. Therefore, the newer investors will bear a greater proportion of the risk of loss (measured by the cost of shares). As of March 1, 2006, there were 950,000,000 shares of common stock authorized and 41,312,391 common shares outstanding.

We may sell additional equity in the future that may further dilute the value of your investment.

Reductions in the price of our stock resulting from the performance of our portfolio or other market conditions might result in stock being sold to new investors, including management, at prices below the price paid by you. Senior management may be granted the right, and others may have the right, under certain circumstances, to acquire additional shares of our common stock at a price equal to the market price as it exists at a point in the future. If such a grant of a right occurred at a time when the price of the stock has fallen relative to the current market value and falls below the price paid by you, management might be given the right to purchase stock at a price below your cost. In either of these cases, the value of your investment would be further diluted.

Limitation of liability and indemnification of management.

While limitations of liability and indemnification are themselves limited, we have instituted provisions in our bylaws indemnifying, to the extent permitted, against and not making management liable for, any loss or liability incurred in connection with our affairs, so long as such loss or liability arose from acts performed in good faith and not involving any fraud, gross negligence or willful misconduct. Therefore, to the extent that these provisions provide any protection to management, that protection may limit the right of a shareholder to collect damages from members of management. Management is accountable to the shareholder as a fiduciary and, consequently, members of management are required to exercise good faith and integrity in handling our affairs.

Our business may become subject to extensive regulation at the federal and state levels. The value of securities we own may be adversely impacted by subsequent regulatory changes.

Our operations are and will be affected by current and future legislation and by the policies established from time to time by various federal and state regulatory authorities. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects. Our current investment strategy includes purchase of unregistered securities in both private companies as well as private placements offered by public companies. We are able to purchase securities pursuant to exemptions to the registration requirements of United States Federal securities laws. Changes in such laws or their interpretation could adversely impact our ability to resell such securities which would have a negative effect on the value of such securities as well as impact our overall investment strategy and the liquidity of our investments. In such an event, we may need to reformulate our investment strategy or we may choose to liquidate.

We cannot guarantee paying dividends to our stockholders.

We are allowed by our articles of incorporation and/or by-laws to pay dividends to our stockholders. However, there can be no guarantee we will have sufficient revenues to pay dividends during any period. We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. Investors in need of liquidity through the payment of dividends should refrain from common stock which does not have a dividend requirement.

Investing in our shares may involve a high degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be speculative and aggressive, and therefore, an investment in our shares may not be suitable for someone with low risk tolerance.

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors, may adversely affect our ability to raise capital through future equity financings. These factors include:

     o significant volatility in the market price and trading volume of securities of business development companies or other companies in the beverage industry, which are not necessarily related to the operating performance of these companies;

     o changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;

     o our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock which can adversely affect its price;

     o    loss of or inability to qualify for RIC status or BDC status;

     o    changes in earnings or variations in operating results;

     o    changes in the value of our portfolio of investments;

     o any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

     o    departure of one or more of our key personnel;

     o    operating performance of companies comparable to us;

     o    potential legal and regulatory matters;

     o    changes in prevailing interest rates;

     o    general economic trends and other external factors; and

     o    loss of a major funding source.


Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

We currently have 41,312,391 shares of common stock outstanding. We plan to raise funds in the future through sales of our common stock pursuant to Regulation E, which provides in part for issuance of freely trading shares. Sales of substantial amounts of our common stock or the availability of such shares for sale could adversely affect the prevailing market price for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

Our Board of Directors also has authority, without action or vote of the shareholders, to issue all or part of our authorized but unissued shares. Any such issuance will dilute the percentage ownership of shareholders and may, subject to the regulations pertaining to the minimum prices for which shares may be sold, further dilute the book value of the common stock. These issuances may also serve to enhance existing management's ability to maintain control of the Company.

We have the right, but do not intend to issue senior securities, including debt. If we were to reverse that decision and offer for sale and/or issue senior securities, you will be exposed to additional risks, including the typical risks associated with leverage.

You will be exposed to increased risk of loss if we incur debt to make investments. If we do incur debt, a decrease in the value of our investments would have a greater negative impact on the value of our common stock than if we did not use debt.

     o Our ability to pay dividends would be restricted if our asset coverage ratio were not at least 200% and any amounts that we use to service our indebtedness would not be available for dividends to our common stockholders.

     o It is likely that any debt we incur will be governed by an indenture or other instrument containing covenants restricting our operating flexibility.

     o We and you as shareholders will bear the cost of issuing and servicing our senior securities.

     o Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock.


Our investments may require us to raise additional capital on different terms.

We will require additional capital in the future. For additional requirements, we may raise capital by issuing equity or convertible debt securities, and when we do, the percentage ownership of our existing stockholders will be diluted. In addition, any new securities we issue could have rights, preferences and privileges senior to our existing equity (although we do not intend to sell debt or preferred equity interests).

Our ability to raise capital as a BDC is limited by the requirement that we not sell shares below the NAV/S without approval of a majority of our shareholders. While we do not anticipate that the NAV/S calculation will ever result in a negative number or a nominally positive number, the Company would be severely limited in its ability to sell shares if such a negative number or a nominally positive number were to be the result of a NAV/S calculation.

Increases in market interest rates may both reduce the value of our portfolio investments and increase our cost of capital.

We expect that we may offer loans to our portfolio companies with interest at fixed rates and the value of these investments could be negatively affected by increases in market interest rates. In addition, an increase in interest rates would make it more expensive to use debt to finance our investments. As a result, a significant increase in market interest rates could both reduce the value of our portfolio investments and increase our cost of capital, which would reduce our net investment income.

The lack of liquidity in our investments may adversely affect our business.

We will generally make investments in private companies. Substantially all of these securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, due to changes in capital needs or otherwise, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or our investment adviser has material non-public information regarding such portfolio company.

We may experience fluctuations in our quarterly and annual results.

We could experience fluctuations in our quarterly and annual operating results due to a number of factors, including the interest or dividend rates payable on the debt or equity securities we acquire, performance and/or default rate on securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, changes in the beverage industry, and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

We may not realize gains or income from our investments.

We seek to generate both current income and capital appreciation. However, the securities, in which we invest, may not appreciate and, in fact, may decline in value, and the issuers of debt securities, in which we invest, may default on interest and/or principal payments. Accordingly, we may not be able to realize gains from our investments, and any gains that we do realize may not be sufficient to offset any losses we experience.

Your influence in matters requiring shareholder action will be subject to the probability that most shareholders will follow management's direction.

No officer or director owns any of the issued and outstanding shares of our voting securities and there are no major shareholders with a controlling interest and no consortium of shareholders has been identified with a block of control or who would likely exercise voting control over all matters that may be submitted for approval by our shareholders. Without such a controlling block, management positions will be the most likely to be presented to shareholders and more likely to influence shareholder decisions (assuming a fact that shareholders will likely "vote with" management). Therefore, while the number of shares controlled by the officers and directors is less that a majority, their position of control is material and significant.

Pursuant to our articles of incorporation, our Board of Directors has the authority to issue shares of stock without any further vote or action by the stockholders. The issuance of stock under certain circumstances could have the effect of delaying or preventing a change in control of the Company or may deter takeover attempts.

Our articles of incorporation contain provisions that may have the effect of discouraging, delaying or making more difficult a change in control and preventing the removal of incumbent directors. The existence of these provisions may reduce any premiums over market price that a potential acquirer would offer to shareholders for their shares of our common stock. Furthermore, we are subject to provisions of the Nevada Revised Statutes that may make it difficult for a potential acquirer to exert control over our Board of Directors and may discourage attempts to gain control without the consent of the Board of Directors.

GENERAL RISKS ASSOCIATED WITH BUSINESS DEVELOPMENT COMPANIES

BDCs generally require substantial amounts of time to realize the benefits from investments.

Venture capital investments typically take from four to eight years from the date of initial investment to reach a state of maturity at which liquidation can be considered practical. We have not completed funding of some of our portfolio companies and we anticipate that there may be an additional period of time ranging from three to six months before we have obtained funding and completed investing that funding in our portfolio companies for our first round of equity investments. In light of the foregoing, it is unlikely that any significant distributions of the proceeds from the liquidation of equity investments will be made for several years after inception, if at all.

Our present senior management team has limited experience managing a business development company under the Investment Company Act of 1940.

The 1940 Act imposes numerous constraints on the operations of business development companies. For example, business development companies are required to invest at least 70% of their total assets primarily in securities of privately held or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. The lack of experience of our senior management team in managing a portfolio of assets under such constraints may hinder their ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective. Within the BDC format, the information about deals and deal flow generated by our senior management in connection with their investment and portfolio management activities will have a significant impact on our future success as a BDC. The senior management team will evaluate, structure, negotiate terms and close investments on those terms, monitor and service our investments and their abilities to perform these functions as members of a BDC will also have a significant impact on our future success as a BDC.

We will be wholly dependent for the selection, structuring, closing and monitoring of all of our investments on the diligence and skill of our management, acting under the supervision of our Board of Directors. None of these individuals has substantial experience, within or under a BDC investment and management format, in acquiring and investing in growth stage companies, the negotiation of the terms of such investments and the monitoring of such investments after they are made. In addition, we will engage outside consultants and professionals known to management to assist in evaluating and monitoring portfolio companies and maintaining regulatory compliance.

While we believe that our management possesses certain fundamental business skills that will increase our likelihood to succeed, our management team has never operated a BDC and must be considered as inexperienced when it comes to the both the day to day operations of an investment company and the management of investments. We intend to rely on the general skills and business acumen of our management team as well as engaging other professionals and consultants from time to time to insure that it gains the expertise to manage a BDC.

We may change our investment policies without further shareholder approval.

Although we are limited by the 1940 Act with respect to the percentage of our assets that must be invested in qualified portfolio companies, we are not limited with respect to the minimum standard that any investment company must meet, nor the industries in which those investment companies must operate. We may make investments without shareholder approval and such investments may deviate significantly from our historic operations. Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock.

We may allocate the net proceeds from stock sales in ways with which you may not agree.

We will have significant flexibility in investing the net proceeds of our stock sales. We may use the net proceeds in ways with which you may not agree or for investments other than those contemplated at the time we sell the stock, unless such change in the use of proceeds is subject to stockholders' approval or prohibited by law.

We will have broad discretion in using the proceeds from this Offering

Although we have identified generally the manner in which we expect to utilize the proceeds from sales of our common stock, our management has broad discretion with respect to the specific application of the net proceeds of any funding that we obtain. While our corporate governance resolutions require the Board of Directors and Investment Committee to adhere to certain standards, even acting in compliance with those guidelines, our Board of Directors and Investment Committee have discretion. We do not permit the Board of Directors and Investment Committee to use proceeds in a manner inconsistent with the operation of a BDC. Although substantially all of the net proceeds from any offering is intended to be applied for investments in eligible portfolio companies which satisfy our investment criteria, we may invest some of the proceeds in the provision of services to our portfolio companies rather than invest directly. Therefore, we can not accurately predict costs associated with such professionals and consultants. For that reason, the use of proceeds can not be determined with absolute certainty. You will not have an opportunity to evaluate the basis for our decisions on the use of the proceeds, and will not be able to participate in such decisions.

Our investments may not generate sufficient income to cover our operations.

While we intend to make investments into those qualified companies that will provide the greatest overall return on our investment, we are required to make investments into those companies which, whether due to lack of experience or financial instability (including insolvency), may present the greatest risk. This is in conformity with the Small Business Investment Incentive Act of 1980 which amended the 1940 Act and permitted the creation of BDC's. However, certain of those investments may fail, in which case we will not receive any return on our investment. In addition, our investments may not generate income, either in the immediate future, or at all. As a result, we may have to sell additional stock, or borrow money, to cover our operating expenses. The effect of such actions could cause our stock price to decline or, if we are not successful in raising additional capital, we could cease to continue as a going concern. It should be noted that our operational costs are higher as a result of our having elected to be governed as a BDC.

Shares in a BDC will likely trade at a discount.

Shares of many closed-end investment companies and most BDC's frequently trade at a discount to their net asset value. This characteristic is separate and distinct from the risk that our net asset value could decrease as a result of investment activities. This likely discount in share pricing in the market may pose a greater risk to investors expecting to sell their shares in a relatively short period after purchase. We cannot predict whether our shares will trade at prices above, at or below our net asset value.

Regulations governing our operation as a business development company affect our ability to raise, and the way in which we raise, additional capital.

We have the right to issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as "senior securities," only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities, the maximum amount permitted by the 1940 Act. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or sell additional shares of common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales may be disadvantageous. In addition, any future issuance of additional shares of our common stock could dilute the percentage ownership of our current stockholders in us.

As a business development company regulated under provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of our common stock (1) if our Board of Directors determines that such sale is in the best interests of us and our stockholders, and (2) our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any sales load).

In addition, we may in the future seek to securitize or hypothecate loans previously made by us to generate cash for funding new investments. To securitize or hypothecate these loans, we may contribute a pool of such loans to a wholly-owned subsidiary. This could include the sale of interests in the subsidiary on a non-recourse basis to purchasers who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools although we would expect to retain a portion of the equity in the securitized pool of loans. An inability to successfully securitize and sell all of part of such a loan portfolio could limit our ability to grow our business, fully execute our business strategy and decrease our earnings, if any. Moreover, the successful securitization of our loan portfolio might expose us to losses because the residual loans in which we do not sell interests will tend to be those that are riskier and more likely to generate losses.

Our election to be governed as a BDC will require us to comply with significant regulatory requirements.

We elected to be regulated as a Business Development Company under the 1940 Act and be subject to Sections 54 through 65 of said Act. As a result of this election, the Company is subject to the provisions of 1940 Act as it applies to BDCs as of the date of such election. Being subject to the BDC provisions requires us to meet significant numbers of regulatory and financial requirements. Compliance with these regulations is expensive and may create financial problems for us in the future. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations could have a material adverse effect on our business.

Specifically, it must be noted that there are increased costs associated with compliance with the 1940 Act as a result of our election to become a BDC. These costs include costs associated with the increased demand for compliance including oversight by our Chief Compliance Officer and counsel to the Company as well as increased costs due to accounting methodology and valuations which increase the time and work required of both our accounting service providers and independent auditors. These costs require us to expend capital and resources that might otherwise be used to meet the needs or opportunities relating to investments and/or our portfolio companies or other income-producing assets.

If we do not remain a business development company, we might continue to be regulated as a closed-end investment company under the 1940 Act, which would decrease our operating flexibility. We cannot assure you that we will successfully retain our BDC status.

If our primary investments are deemed not to be qualifying assets, we could lose our status as a business development company or be precluded from investing according to our current business plan.

Under the 1940 Act, in order to maintain our status as a business development company, we must not acquire any assets other than "qualifying assets" unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. If we acquire mezzanine loans or dividend-paying equity securities from an issuer that has outstanding marginable securities at the time we make an investment, these acquired assets cannot be treated as qualifying assets since the issuer might not be considered an "eligible portfolio company" under the 1940 Act. "Marginable securities" include any non-equity security, pursuant to certain 1998 amendments to Regulation T under the Securities Exchange Act of 1934, as amended, which raises the question as to whether a private company that has outstanding debt securities would qualify as an eligible portfolio company.

We operate in a highly competitive market for investment opportunities.

A large number of entities will compete with us to make the types of investments that we plan to make in target portfolio companies in the beverage industry and in other industries. We will compete with other business development companies, public and private funds, commercial and investment banks and commercial financing companies. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

We may never be able to qualify for the income tax benefits offered to RICs.

We will be classified as a non-diversified investment company under the 1940 Act. Until we achieve a threshold level of diversification, we will not be subject to the applicable provisions for RICs under the Internal Revenue Code.
Therefore, we will not receive favorable pass through tax treatment on distributions to our shareholders. This means that we will be taxed as an ordinary corporation on our taxable income even if that income is distributed to shareholders, and all distributions out of our earnings and profits will be taxable to shareholders as dividends. Thus, this income will be subject to a double layer of taxation.

RISKS ASSOCIATED WITH INVESTMENTS AND PORTFOLIO COMPANIES

There are costs associated with the purchase and sale of securities.

While the general approach of a BDC may suggest a long-term holding position of the securities of its portfolio companies, some of our strategies may include purchases of different classes of securities or frequent trading to maximize profits and, as a consequence, risks related to turnover and costs such as brokerage commissions may be greater than for an investment in a single entity for a single class of security held for a longer period of time. Our operating expenses, including, but not limited to, fees paid to accountants, attorneys, fees to execute trades, manage investments and fees paid to any investment advisor may, in the aggregate, constitute a high percentage relative to the expenses and fees than for an investment in a single entity for a single class of security held for a longer period of time.

There are numerous risks arising from investing in securities.

The securities industry is generally competitive and methods of investment strategy involve a degree of risk. We will compete with firms, including many of the larger securities and investment banking firms, which have substantially greater financial resources and research staffs. Where we purchase securities in portfolio companies for appreciation, our profitability substantially depends upon our ability to correctly assess the future price movements of stocks. There can be no assurance that we will be able to accurately predict price movements of securities purchased.

Security investments generally involve a high degree of risk. The performance of securities in which we may invest are subject to numerous factors which are neither within the control of nor predictable by us. Such factors can include a wide range of economic, political, competitive and other conditions which may affect investments in general or specific industries or companies. In recent years, the securities markets have become increasingly volatile and this volatility has increased the degree of risk.

Our investments in prospective portfolio companies may be risky and you could lose all or part of your investment.

We will invest primarily in companies in the beverage industry, most of which have relatively short or no operating histories. These companies will be subject to all of the business risk and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective and the value of our investment in them may decline substantially or fall to zero. Most of the portfolio companies into which we intend to invest will be considered "growth stage" companies.

Investments in growth stage companies offer the opportunity for significant gains. However, each investment involves a high degree of business and financial risk that can result in substantial losses. Among these are the risks associated with:

     o these companies may have limited financial resources and may be unable to meet their obligations under their securities that we hold, which may be accompanied by a deterioration in the value of their equity securities or of any collateral with respect to debt securities and a reduction in the likelihood of us realizing on any guarantees we may have obtained in connection with our investment;

     o they may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns;

     o because many of these companies are privately held companies, public information is generally not available about these companies. As a result, we will depend on the ability of our investment adviser to obtain adequate information to evaluate these companies in making investment decisions. If our investment adviser is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and we may lose money on our investments;

     o they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

     o companies operating at a loss or with substantial variations in operating results from period to period, with the need for, but generally limited ability to provide for internally, substantial additional capital to support expansion or to achieve or maintain a competitive position;

     o these companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and service capabilities, and larger number of qualified managerial and technical personnel; and

     o they may have less predictable operating results, may from time to time be parties to litigation, may be engaged in changing businesses with products subject to a risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our investment adviser could, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.


Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Our portfolio companies will generally be affected by the conditions and overall strength of the national, regional and local economies, including interest rate fluctuations, changes in markets and changes in the prices of their primary commodities and products. These factors also impact the amount of growth in the beverage industry. Additionally, these factors could adversely impact the customer base of our portfolio companies. As a result, many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay loans or meet other obligations during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease, during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company's failure to satisfy financial or operating covenants imposed by us or other investors or lenders could lead to defaults and, potentially, termination of loans and foreclosure on secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company's ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt or preferred equity, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt or equity holding and subordinate all or a portion of our claim to those of other creditors.

Our portfolio companies may incur debt or issue equity securities that rank equally with, or senior to, our investments in such companies.

We intend to invest primarily in mezzanine debt and dividend-paying equity securities issued by our portfolio companies. Our portfolio companies usually will have, or may be permitted to incur, other debt, or issue other equity securities, that rank equally with, or senior to, the securities in which we invest. By their terms, such instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of the securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying the senior security holders, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with securities in which we invest, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company. In addition, we may not be in a position to control any portfolio company in which we invest. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt or preferred equity investors.

We may not be able to fully realize the value of any collateral securing any debt investments made into portfolio companies.

Although we expect that a substantial amount of our debt investments will be protected by holding security interests in the assets of the portfolio companies, we may not be able to fully realize the value of the collateral securing any such investments due to one or more of the following factors:

     o since these debt investments will be primarily made in the form of unsecured or wrap-loans, the liens on the collateral, if any, will be subordinated to those of the senior secured debt of the portfolio companies, if any. As a result, we may not be able to control remedies with respect to the collateral;

     o the collateral may not be valuable enough to satisfy all of the obligations under our secured loan, particularly after giving effect to the repayment of secured debt of the portfolio company that ranks senior to our loan;

     o bankruptcy laws may limit our ability to realize value from the collateral and may delay the realization process;

     o our rights in the collateral may be adversely affected by the failure to perfect security interests in the collateral;

     o how effectively the collateral would be liquidated and the value received could be impaired or impeded by the need to obtain regulatory and contractual consents; and

     o by its nature, some or all of the collateral may be illiquid and may have no readily ascertainable market value. The liquidity and value of the collateral could be impaired as a result of changing economic conditions, competition, and other factors, including the availability of suitable buyers.

Our success will depend upon the success of the portfolio companies and, in great part, upon the abilities of their management.

Although our management expects to provide portfolio companies with assistance (particularly with regard to capital formation, major personnel decisions, and strategic planning), the day-to-day operations will be controlled by the management of the portfolio companies. As the portfolio companies have not all been identified, investors must rely upon our management to select portfolio companies that have, or can obtain, the necessary management resources. We will depend on the diligence, skill and network of business contacts of the senior management of each of the portfolio companies in which we invest and the professionals chosen by them, subject to the oversight of our senior management, and the information and interaction between management of the portfolio companies and our management. Our future success will depend to a significant extent on the continued service of the senior management team of each portfolio company, the departure of any of whom, could have a material adverse effect on our ability to achieve our investment objective. Problems may arise at portfolio companies that local management do not recognize or cannot resolve. In addition, the management of portfolio companies may conceal the existence of problems from us.

Many of our portfolio investments will be recorded at fair value as determined in good faith by our board of directors and, as a result, there will be uncertainty as to the value of our portfolio investments.

A large percentage of our portfolio investments will consist of securities of privately held or thinly traded public companies. The fair value of these securities may not be readily determinable. We will value these securities quarterly at fair value as determined in good faith by our Board of Directors based on input from our audit committee with or without the benefit of an opinion from a third party independent valuation firm. We may also be required to value any publicly traded securities at fair value as determined in good faith by our Board of Directors to the extent necessary to reflect significant events affecting the value of those securities. Our Board of Directors may, to the extent circumstances warrant it, utilize the services of an independent valuation firm to aid it in determining the fair value of any securities. The types of factors that may be considered in fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, the determinations of fair value by our Board of Directors may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

Limitations on availability of investment capital may adversely affect other investments.

We may be reliant on the availability of capital to generate profits under our investment strategy and such availability will depend, in part, on our ability to timely liquidate existing positions in order to reinvest the proceeds thereof. To the extent that we own securities which are not subject to a valid registration statement or otherwise available for trading under applicable securities laws, our ability to liquidate our position in such securities may be limited. We intend to require some of our portfolio companies to use their best efforts to cause a registration statement covering the resale of the securities purchased by us to be filed and declared effective by the SEC or become otherwise freely tradeable. However, there can be no guarantee that the SEC or other regulating body will declare such a registration statement effective or permit such security to become free of restrictions within such period and, until such securities become freely tradable, we will likely be unable to freely liquidate such interests in restricted securities in the manner and at the prices desired. This resulting lack of liquidity could impair our ability to generate the cash flow from these positions to timely pay our liabilities or obtain funds for the purpose of reinvestment. Although we intend to maintain adequate liquidity to achieve our future investment objectives, there can be no assurance this can be accomplished in all circumstances.

Portfolio companies are likely to need additional funding.

We expect that many portfolio companies will require additional financing to satisfy their working capital requirements. The amount of additional financing needed will depend upon the maturity and objectives of the particular company. Each round of venture financing, whether from us or other investors is typically intended to provide a portfolio company with enough capital to reach the next major valuation milestone. If the funds provided are not sufficient, a portfolio company may have to raise additional capital at a price unfavorable to us and the other existing investors. The availability of capital is generally a function of capital market conditions that are beyond our control or the control of any portfolio company. We cannot assure you that our management or the managements of portfolio companies will be able to predict accurately the future capital requirements necessary for success or that additional funds will be available to portfolio companies from any source. If funding is not available, some portfolio companies may be forced to cease operations.

BDC investments are generally illiquid.

We anticipate that most of our holdings in portfolio companies will be securities that are subject to restrictions on resale. Generally, unless the securities are subsequently registered under the 1933 Act, we will not be able to sell these securities unless we meet all of the conditions of Rule 144 or another rule under the 1933 Act that permits limited sales under specified conditions. When restricted securities are sold to the public, we may be deemed an underwriter, or possibly a controlling person, with respect thereto for the purpose of the Securities Act and may be subject to liability as such under the 1933 Act. These restrictions could require us to hold securities or refrain from sale and be unable to liquidate a position even at a loss.

Even if we meet all of the conditions of the 1933 Act, there may be no market for the securities that we hold. These limitations on liquidity of a BDC's investments could prevent a successful sale thereof, result in delay of any sale, or substantially reduce the amount of proceeds that might otherwise be realized. It is possible that one or more of the portfolio companies may not qualify to rely on such exemptions or to use a registration statement. In such event, we would end up owning "restricted" securities subject to resale under Rule 144

There are risks which result from the inherent concentration of investments prior to diversification.

While we intend to allocate our investments among different portfolio companies, it is possible that, prior to our achieving diversification, a significant amount of or all of our investments and, hence, our NAV could, at any one time, be invested in the securities of just a few portfolio companies. Thus, our success and its NAV would be dependent on the success of just a few portfolio companies and all of the risks associated with ownership of such portfolio companies including success dependent on management, success dependent on market conditions within the industry or field of such portfolio companies, success dependent on achieving the business objectives of such portfolio companies and success dependent on economic conditions and other conditions relative to the operation of such portfolio companies, would become risks borne by us.

There  are  risks   associated   with   investments   in  companies  with  small
capitalization.

The portfolio companies that we expect to invest in are thinly capitalized and generally will have a market capitalization below $100 million (and frequently substantially less). These companies generally do not have experience, market awareness, tracking by analysts, institutional investors and other benefits of larger companies that result in more marketability and more stability pricing of their securities. This impacts the liquidity of securities issued by those portfolio companies. It is expected that the securities of most, if not all, of the portfolio companies will be thinly traded. This could present a problem when we determine to liquidate our position. We may not be able to sell the securities in the time frame and at the price we would like. Furthermore, in certain situations, as a result of a security being thinly traded, we could experience a significant loss in value should we be forced to liquidate our investment as a result of rapidly changing market conditions or other factors.

There are risks associated with investments in companies with securities that are not readily marketable.

We may invest in securities that are initially, or that later become, not readily marketable. For example, we may acquire restricted securities of an issuer in a private placement pursuant to an arrangement whereby the issuer agrees to register the resale of those securities, or, in the case of an investment in convertible or exchangeable securities, the securities underlying such securities, within a certain period of time. Such registration requires compliance with United States Federal and state securities laws and the approval of the SEC. Unless and until such registration or compliance with applicable regulation occurs, there is likely to be no market for the restricted securities. No assurance can be given that issuers will not breach their obligation to obtain or meet such registration or other compliance obligation. Similarly, securities that are at one time marketable may become unmarketable (or more difficult to market) for a number of reasons. For example, securities traded on a securities exchange or quotation system may become unmarketable if delisted from such exchange or quotation system for among other reasons, failing to satisfy the requirements for continued listing, which may include minimum price requirements. In addition, we may acquire restricted securities, for which no market exists, which are convertible or exchangeable into common stock of the issuer. No assurances can be given that a portfolio company which has sold a convertible security requiring exchange or conversion, will not breach its obligation to convert or exchange such securities upon demand, in which case our liquidity may be adversely affected. In general, the stability and liquidity of the securities in which we invest will depend in large part on the creditworthiness of the issuers. Issuers' creditworthiness will be monitored on an ongoing basis by us. If there is a default by the issuer, we may have contractual remedies under the applicable transaction documents. However, exercising such contractual rights may involve delays in liquidating our position and the incurrence of additional costs.

Portfolio companies in which investments are made may have publicly-traded securities but those companies or their securities may become subject to restrictions due to non-compliance. Our ability to generate profits from our investment activities may be adversely affected by a failure of portfolio companies to comply with registration, conversion, exchange or other obligations under the agreements pursuant to which such securities have been sold to us. The failure of an issuer to register the resale of its securities sold to us may decrease the amount of available capital with which we may pursue other investment opportunities or meet current liabilities. We may invest in securities that are convertible into or exchangeable for common stock of the issuer, the resale of which by us is (or is to be) registered. If an issuer refuses, is unable to, or delays in timely honoring its obligation to issue conversion or exchange securities, our ability to liquidate our position will be adversely affected, and our profits may be adversely affected.

We have not yet identified all of the potential investments for our portfolio.

We have not yet identified all of the potential investments for our portfolio, and, thus, you will not be able to evaluate all of our potential investments prior to purchasing shares of our common stock. This factor will increase the uncertainty, and thus the risk, of investing in our shares.

We may sustain losses from fraud within our portfolio companies.

The risk of fraud losses on our assets varies with, among other things, the effectiveness of security procedures utilized. Management anticipates that fraud losses, if any, will be unlikely as controls and other security measures will have been adopted by each portfolio company as a condition to our investment to protect against fraudulent misappropriation of cash and other assets. However, although our management believes that any loss due to fraud will be unlikely, there can be no assurance that fraud loss experience will not become material in amount. Fraud at the BDC level is far less likely as BDC's are required to have and to have tested controls to limit this possibility. It must be noted that, in addition to basic controls as to financial data, BDC's are required to have in place certain safeguards which may render risks to investment assets from fraud to be nominal but these risks do exist and even requirements such as holding physical certificates of shares in portfolio companies in a safe do not, in and of themselves, eliminate the possibility of fraud.

Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates potential investments in securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Although we expect that most of our investments will be U.S. dollar-denominated, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments.

We may employ hedging techniques to minimize these risks, but we can offer no assurance that such strategies will be effective. If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transaction may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. The success of our hedging transactions will depend on our ability to correctly predict movements, currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.


RISKS RELATING TO FOCUSING OUR INVESTMENTS IN A SPECIFIC INDUSTRY

Our portfolio will be concentrated initially in a limited number of portfolio companies in the beverage industry, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of the securities that we hold or if the beverage industry experiences a downturn.

As we intend to limit our investments primarily to a single industry, there are risks associated with this specialization. This risk is different than that associated with merely investing in a limited number of companies. One consequence of this lack of diversification is that the aggregate returns we realize may be significantly adversely affected by industry factors which may cause a number of such portfolio companies to perform poorly or require us to write down the value of any one or more of these investments. We intend to concentrate on making investments in the beverage industry and to invest, under normal circumstances, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) in companies in this industry. As a result, a downturn in the beverage industry could materially adversely affect a number of the portfolio companies and, consequently, affect our net asset value.

The beverage industry is subject to many risks. We intend to concentrate our investments in the beverage industry. Our definition of beverage, as used in the context of the beverage industry, is broad, includes both alcoholic and non-alcoholic beverages and waters and flavored water and different sectors in the beverage industry may be subject to variable risks and economic pressures. As a result, it will be difficult to anticipate the impact of changing economic and political conditions on our portfolio companies and, as a result, our financial results. The revenues, income (or losses) and valuations of beverage companies can fluctuate suddenly and dramatically due to any one or more of the following factors:

     o Demand Risk. Beverages have sustained growth as more people opt for higher-priced alternatives to "tap-water" but this is an industry phenomenon and may be reversed. A decline in consumer demand for such higher-priced alternatives to tap water, including bottled water, flavored water, sports drinks and other drinks would affect many of the companies in the beverage industry including those which are presently portfolio investments and those which might be in the future.

     o Regulatory Risk. The profitability of beverage companies could be adversely affected by changes in the regulatory environment. The businesses of beverage companies are heavily regulated by federal, state and local governments in diverse manners, both as to quality and health factors and claims for benefits. Such regulation can change over time in scope and intensity.

     o Costs of Production Risk. The profitability of beverage companies may be materially impacted by costs associated with production including raw materials and political factors where some raw materials originate across national or even state boundaries. Where raw materials may include fruits and vegetables, unseasonable extreme weather patterns could affect production and hence, costs.

     o Operational Risk. Like most industries, beverage companies are subject to various operational costs and risks arise in the unforeseen increase in cost increases within the industry.

     o Competition Risk. Like most industries, there is potential for increased competition in the beverage industry. This competition is reflected in risks associated with marketing and selling beverages in the evolving beverage market and a competitor's development of a lower-cost or better-marketed beverage might affect a number of portfolio companies at the same time.

Lack of diversity of investments by a BDC presents risks associated with specific industries.

We have indicated that our intent for the foreseeable future will be to focus our investments in a specific industry. Additionally, we do not anticipate that we will be able to diversify our investments with the industry during in the early years of our pursuit of this investment strategy and, as a result, we will not gain the benefit of diversification which is the balancing of adverse economic conditions. Most of our holdings in portfolio companies will be securities that are subject to restrictions on resale. Because our investments will be limited to a few portfolio companies primarily within a single industry, we will be subjected to the specific risks associated with operating a business in that industry.

The  businesses  in  which  we  plan  to  invest  are  materially   affected  by
competition.

Our portfolio companies will face competition on a nationwide basis. Competition for their products will come primarily from companies with widespread distribution and established brands. We believe that our ability to compete successfully depends upon a number of factors, including: market presence; customer service and satisfaction; the capacity, reliability and security of our delivery network; convenience; the pricing policies of our competitors; and, the introduction of new products and services by our competitors and us. There are risks associated with the beverage industry relating to competition due to the fact that many of the competitive products are controlled by and marketed by the largest competitors in the industry.


RISKS OF THE COMPANY AT ITS PRESENT STAGE

Although we have been in existence for a number of years, we may still be considered to have a limited operating history as a BDC. We are a relatively new business development company with limited resources and sources of revenues.

We were incorporated in January 29, 1997 and we have commenced investment operations but the extent of our investment activities may characterize us as a newer investment company. We made our election to become a BDC on June 19, 2003, and, while we have owned some portfolio companies, we have not realized any significant revenues from the sale or other liquidity event involving our past or present portfolio companies. As we have made investments only in two portfolio companies within our targeted industry, we have limited experience relating to the identification, evaluation and acquisition of target businesses and, accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have limited resources and have realized limited revenues to date. In addition, we will not achieve any revenues until, at the earliest, we are able to obtain funding, make investments and sell our position of securities in an underlying portfolio company for a profit. We will be wholly dependent for the selection, structuring, closing and monitoring of all of our investments on the diligence and skill of our management, acting under the supervision of our Board of Directors. None of these individuals has substantial experience, within the BDC business format, in acquiring and investing in growth stage companies, the negotiation of the terms of such investments and the monitoring of such investments after they are made. We cannot assure you that we will attain our investment objective.

We are subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that we will not achieve our investment objective and that the value of your investment in us could decline substantially or fall to zero.

We will be confronted by competition from entities having substantially greater resources and experience.

Other entities and individuals compete for investments similar to those proposed to be made by us, many of whom will have greater financial and management resources than we do. Furthermore, we must comply with provisions of the 1940 Act pertaining to BDCs and, if we qualify as a RIC, provisions of the Internal Revenue Code pertaining to RICs might restrict our flexibility as compared with our competitors. The need to compete for investment opportunities may make it necessary for us to offer portfolio companies more attractive transaction terms than otherwise might be the case. These factors may prevent us from ever becoming profitable.

We have historically incurred losses and losses may continue in the future.

We have historically lost money. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

Distributions to shareholders may never equal the amount invested by the shareholders.

We cannot assure you that any distributions to shareholders will be made by us or that aggregate distributions, if any, will equal or exceed the shareholders' investment in us. Sales of portfolio company securities will be a principal source of distributable cash to shareholders. The Board of Directors has absolute discretion in the timing of distributions to shareholders. Securities acquired by us through equity investments will be held by us and will be sold or distributed at the sole discretion of the Board of Directors.

There are significant potential conflicts of interest, which could impact our investment returns

Our executive officer(s) and Director(s) serve or may serve as officers and directors of entities who operate in the same or related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. It is possible that new investment opportunities that would otherwise meet our investment objective may come to the attention of one these entities, and, if so, such opportunity might not be offered, or otherwise made available, to us. However, our executive officer(s) and Director(s) do have fiduciary obligations to act in our best interests and must, in such a circumstance or conflict, endeavor to allocate investment opportunities in a fair and equitable manner over time so as not to discriminate one company against another, where equal fiduciary obligations are owed. In addition, they may not be available to us if there are time conflicts involving other entities.

Our common stock is subject to the "Penny Stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or option to acquire any equity security with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

     o that a broker or dealer approve a person's account for transactions in penny stocks; and

     o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

     o obtain financial information and investment experience objectives of the person; and

     o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

     o sets forth the basis on which the broker or dealer made the suitability determination; and

     o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We have limited operating history upon which to base your investment decision.

While we started operations on January 29, 1997, we have a limited operating history available to evaluate the likelihood of the success of our business. We became a BDC on June 19, 2003. Our prospects should be considered in light of the risks, expenses and uncertainties that may be encountered by development stage companies. Among other things, we must build our customer base, respond to competitive developments, attract, retain and motivate qualified employees and establish and maintain our technologies, products, and services on an ongoing basis. There can be no assurance that we will be successful in addressing such risks and implementing our business strategy.

As a result of our lack of operating history, and the other risks described herein, we are unable to accurately forecast our revenues. Our future expense levels are based predominately on our operating plans and estimates of future revenues, and to a large extent are fixed. We may be unable to adjust spending in a timely manner to compensate for revenues that do not materialize.
Accordingly, any significant shortfall in revenues or lack of revenue would likely have an immediate material adverse effect on our business, operating results and financial condition.

Our ability to generate revenues will depend upon many factors. We will be required to build our business by implementing operational systems, hiring additional employees, developing and implementing a marketing and sales strategy and implementing our technology applications. Our expenses will initially exceed our revenues and no assurances can be made that we will become profitable or provide positive cash flows.

We cannot assure you that we will be successful in selling the common shares or, if sold, at what price. We have limited assets without the sale of these common shares and we cannot assure you that we will attain our investment objective.

As of the date of filing of our Form 10K, we have minimal cash or other assets and net worth from which to invest in successful portfolio companies to insure our success. Our success will depend, in part, upon raising the necessary funds to fund investments.

Restrictions imposed upon the resale of our capital stock may require you to hold your stock for an indefinite period of time.

None of the securities to be issued based upon future sales will be registered under the Securities Act. The common stock to be sold is intended to be exempt from registration pursuant to Regulation E which permits, in conformity therewith, issuance of shares without restriction on further transfer. While we do not anticipate such an adverse decision or determination on the part of the Securities and Exchange Commission, the SEC has the right, even after permitting the offering to become effective, to enjoin the sale of securities or determine that such sales are not exempt under Regulation E. While we will make every effort to insure our compliance with the requirements under Regulation E, there can be no assurance of such exemption; as the SEC does not, as a matter of policy, affirmatively indicate the effectiveness of the notification under Regulation E.


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

As a business development company, we may not acquire any asset other than "qualifying assets" unless, at the time we make the acquisition, the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are:

(1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An "eligible portfolio company" is defined in the 1940 Act as any issuer which:

     (a) is organized under the laws of, and has its principal place of business in, the United States;

     (b) is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

     (c)  satisfies any of the following:

          o does not have any class of securities with respect to which a broker or dealer may extend margin credit;

          o is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or

          o is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

(2) Securities of any eligible portfolio company which we control.

(3) Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4) Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5) Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6) Cash, cash equivalents, U.S. Government securities or high-quality debt maturing in one year or less from the time of investment.


To include certain securities described above as qualifying assets for the purpose of the 70% test, a business development company must make available to the issuer of those securities significant managerial assistance such as providing significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company, or making loans to a portfolio company. We offer to provide managerial assistance to each of our portfolio companies.

As a business development company, we are entitled to issue senior securities in the form of stock or senior securities representing indebtedness, including debt securities and preferred stock, as long as each class of senior security has an asset coverage ratio of at least 200% immediately after each such issuance. See "Risk Factors." We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, prior approval by the SEC.

As with  other  companies  regulated  by the 1940 Act,  a  business  development company must adhere to certain other substantive ongoing regulatory requirements. A majority of our directors must be persons who are not "interested persons," as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the business development company. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to the company or our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.

We maintain a code of ethics that establishes procedures for personal investment and restricts certain transactions by our personnel. Our code of ethics generally does not permit investment by our employees in securities that may be purchased or held by us. You may read and copy our code of ethics at the SEC's Public Reference Room in Washington, D.C. You may obtain information on operations of the Public Reference Room by calling the SEC at (202) 942-8090. In addition, our code of ethics is available on the EDGAR Database on the SEC Internet site at http://www.sec.gov. You may obtain copies of our code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing to the SEC's Public Reference Section, 100 F Street, NE, Washington, D.C. 20549.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of a "majority of the outstanding voting securities," as defined in the 1940 Act, of our shares. A majority of the outstanding voting securities of a company is defined by the 1940 Act as the lesser of: (i) 67% or more of such company's shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy, or (ii) more than 50% of the outstanding shares of such company.

We are periodically examined by the SEC for compliance with the 1940 Act.


ITEM 2:  PROPERTIES

We currently maintain our corporate office at 7633 East 63rd Place, Suite 220, Tulsa, Oklahoma, on a month-to-month basis, at a cost of $1,000 per month.


ITEM 3:  LEGAL PROCEEDINGS

On September 23, 2005, Golden Gate Investors, Inc. filed a complaint for breach of contract and specific performance of contract, Case No. GIC 854356 in the Superior Court of the State of California, County of San Diego, Central Division, against the Company. Plaintiff claims that they are owed $53,768 in actual losses and has further claimed they had damages in the amount of $24,851 as a result of an alleged breach of contract by the Company. Plaintiff has been granted a judgment in the amount of approximately $60,000, which amount is included in accrued expenses on the statements of net assets. Management of the Company expects to attempt to work out some form of payout of the judgment.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter.


                                     PART II


ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the over-the-counter bulletin board stock market under the symbol "GBVS.OB".

The market closing, high and low prices at the end of each quarter for the years ended December 31, 2004 and 2005, are as follows:

     QUARTER ENDED               CLOSING            HIGH              LOW

     March 31, 2004               .026              .026             .025

     June 30, 2004                .027              .028             .026
     September 30, 2004           .009              .010             .009
     December 31, 2004            .005              .006             .005
     March 31, 2005               .0005             .0007            .0005
     June 30, 2005                .64              3.00              .10
     September 30, 2005           .68               .86              .51
     December 31, 2005           1.67              1.67              .40



As of March 1, 2006, there were 41,312,391 shares of common stock issued and outstanding, held by approximately 343 shareholders of record.

Dividends on Common Stock

We have not declared a cash dividend on our common stock in the last three fiscal years and we do not anticipate the payment of dividends in the near future. We may not pay dividends on our common stock without first paying dividends on our preferred stock. There are no other legal restrictions that currently limit our ability to pay dividends on our common stock other than those generally imposed by applicable state law.


ITEM 6:  SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of and for each of the three fiscal years ended December 31, 2005, 2004 and 2003, and is derived from our audited financial statements. The data set forth below should be read in conjunction with "Item 8: Financial Statements" and related Notes to Financial Statements appearing elsewhere herein and "Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                         2005           2004          2003
                                     ------------   ------------  ------------

Revenues                             $     13,889   $       --    $       --

Expenses                                1,053,032      1,171,186     5,232,485

Net loss from operations               (1,039,143)    (1,171,186)   (5,232,485)

Net realized and unrealized losses       (666,603)    (1,411,812)         --

Net decrease in net assets from
  operations                           (1,705,746)    (2,582,998)   (5,232,485)

Net decrease in net assets from
  operations per share:              $       (.09)  $     (23.11) $     (72.34)

Weighted average shares
  outstanding                          18,418,649        111,755        72,331

Statements of Net Assets Data:
Investments at fair value            $  5,715,000   $    377,478  $    559,405
Investments at cost                     5,915,000        377,478       559,405
Cash and cash equivalents                 245,370         43,466           517
Total assets                            5,987,331        523,795       559,922
Total liabilities                         160,207        127,794       132,156
Net assets                              5,827,124        396,001       427,766
Common stock outstanding
  at year end                          41,312,391        185,896        76,149

The revenue from sales by the subsidiary portfolio companies is recorded in the books of the relevant portfolio companies and is not included in our revenues.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Form 10-K. The Form 10-K contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex, or subjective judgments. Our most critical accounting policy relates to the valuation of our investments.

Pursuant to the requirements of the Investment Company Act of 1940 ("1940 Act"), our Board of Directors is responsible for determining in good faith the fair value of our investments for which market quotations are not readily available. At the current time, none of our investments has a market quotation.

We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation process is intended to provide a consistent basis for determining the fair value of the portfolio. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where realization of an equity security is doubtful. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value.

Our equity interest in portfolio companies for which there is no liquid public market are valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our valuation. The determined values are generally discounted to account for restrictions on resale and minority ownership positions, if applicable.

GENERAL

Our primary investment objective is to increase our net assets by investing in targeted start-up companies, principally in the beverage arena. We seek to sell our investments in private companies into publicly traded portfolio companies whenever possible, as this provides us with the potential for added liquidity.

In addition to our investment objective, we seek to earn interest on our loans to portfolio companies and in some cases will have management fee agreements with the portfolio companies.

Our  expenses  include  salaries  and wages,  professional  fees and general and
administrative   costs.   General  and   administrative   costs   include  rent,
depreciation, office, investor and other overhead costs.

FINANCIAL CONDITION

Our total assets were $5,987,331 and our net assets were $5,827,124 at December 31, 2005, as compared to total assets of $523,795 and net assets of $396,001 at December 31, 2004. The substantial increase in assets and net assets during 2005 is primarily due to our new investments in Rudy Beverage, Inc. and EON Beverage Group, Inc.

Our common shares increased from 185,896 (adjusted for a reverse split of 2,500:1 which occurred on April 18, 2005) at December 31, 2004 to 41,312,391 at December 31, 2005. The increase consisted of 33,092,854 shares issued in private placement transactions to raise $1,900,500; 6,000,000 shares issued in the acquisition of Rudy Beverage, Inc.; 2,024,326 net shares issued in the conversion of all remaining preferred stock to common stock; 20,000 shares issued for convertible debentures; 12,000 shares cancelled in the disposal of Island Tribe, Inc.; and 1,315 shares issued for rounding from the reverse stock split.

Our financial condition is dependent upon a number of factors, primarily the value of our portfolio companies and the proceeds we receive from any liquidity events. We have invested a substantial portion of our assets in private development stage or start-up companies. These businesses are thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies or business plans and have no or a limited history of operations.

During 2005, we experienced a 100% turnover of our investments. At the end of 2004, we determined that our wholly owned subsidiary portfolio companies, Unboxed and Total Sports, could not reach profitability in a reasonable period of time. Accordingly, it was determined to liquidate the businesses. We retained our 51% ownership of Island Tribe until November when it was exchanged with the original seller for the 12,000 shares of our common stock which was issued in the original acquisition. These transactions eliminated our investments in portfolio companies involved in the apparel business. The following summarizes our investment activity during 2005, including follow-on investments:

         Island Tribe                                               $  377,478
                                                                    ----------
Balance at December 31, 2004                                           377,478
                                                                    ----------
Additions:
         Rudy                                                        5,130,000
         EON                                                           585,000
         TDS                                                           200,000
         Unboxed and Total Sports                                       69,826
         Island Tribe                                                   19,299
                                                                    ----------
              Total costs added in 2005                              6,004,125
                                                                    ----------
Dispositions:
         Unboxed and Total Sports                                      (69,826)
         Island Tribe                                                 (396,777)
                                                                    ----------
              Total dispositions in 2005                              (466,603)
                                                                    ----------
Balance at December 31, 2005, at cost                                5,915,000
         Unrealized depreciation                                      (200,000)
                                                                    -----------
Investments at fair value, December 31, 2005                        $5,715,000
                                                                    ==========

Following an initial investment in a portfolio company, we may make additional investments in such portfolio company in order to: (1) increase our ownership percentage; (2) exercise warrants or options that were acquired in a prior financing; (3) preserve our proportionate ownership in a subsequent financing; or (4) attempt to preserve or enhance the value of our investment. Such additional investments are referred to as "follow-on" investments. There can be no assurance that we will make follow-on investments or have sufficient funds to make additional investments. The failure to make such follow-on investments could jeopardize the viability of the portfolio company and our investment or could result in a missed opportunity for us to participate to a greater extend in a portfolio company's successful operations. We attempt to maintain adequate liquid capital to make follow-on investments in our private portfolio companies. However, there can be no assurance that we will have sufficient liquid capital. We may elect not to make a follow-on investment either because we do not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with BDC requirements, even though the follow-on investment opportunity appears attractive.

During 2005, we made the following follow-on investments, which are included in the investment summary above:

         Unboxed and Total Sports                                    $  69,826
         Island Tribe                                                   19,298
         EON                                                           185,000
         Rudy                                                          270,000
                                                                     ---------
              Total                                                  $ 544,124
                                                                     =========

The follow-on investment in Unboxed and Total Sports represents the net cost of winding-down these operations.

RESULTS OF OPERATIONS

The principal measure of our financial performance is the "Net increase in net assets from operations" which is the sum of three elements. The first element is "Net income from operations," which is the difference between our income from interest, dividends, fees and other income and our operating expenses, net of applicable income tax provision. The second element is "Net realized gain (loss) on investments," which is the difference between the proceeds received from disposition of portfolio securities and their stated cost, net of applicable income tax provision. The third element, "Increase (decrease) in unrealized appreciation on investments," is the net change in the fair value of our investment portfolio, net of increase (decrease) in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

           YEAR ENDED DECEMBER 31, 2005 COMPARED TO DECEMBER 31, 2004

We had a net decrease in net assets from operations of $1,705,746 in 2005 as compared to a net decrease in net assets from operations of $2,582,998 in 2004, which is summarized as follows:

                                                           2005         2004
                                                        ----------   ----------

Net loss from operations                                $1,039,143   $1,171,186
Net realized loss on investments                           466,603    1,411,812
Net unrealized loss on investments                         200,000            -
                                                        ----------   ----------
         Net decrease in net assets from operations     $1,705,746   $2,582,998
                                                        ==========   ==========


Our loss from operations declined $132,043 (11.3%) in 2005, to $1,039,143 from $1,171,186 in 2004. The 2005 amount includes $310,915 in professional fees, $235,412 in salaries and wages, $306,500 in interest and amortization of debt discount from convertible debentures, $98,816 in other administrative expenses and $60,000 for the judgment granted a company which previously assisted us in raising capital. The 2004 amount includes $486,092 in professional fees,

$257,347 in salaries and wages, $169,914 in interest and amortization of debt discount from convertible debentures and $257,833 in other administrative expenses.

We recorded realized losses from our portfolio companies as follows:

                                                        2005         2004

Unboxed and Total Sports                                $   69,826   $1,411,812
Island Tribe                                               396,777           -
                                                        ----------   ----------
         Total                                          $  466,603   $1,411,812
                                                        ==========   ==========

We recorded a change in depreciation of non-controlled affiliate investments of $200,000 in 2005 on our investment in TDS.

           YEAR ENDED DECEMBER 31, 2004 COMPARED TO DECEMBER 31, 2003

As noted above, we had a net loss from operations of $1,171,186 and a net realized loss on investments of $1,411,812 for a total net decrease in net assets from operations of $2,582,998 in 2004. In 2003, we had a net loss from operations and a net decrease in net assets from operations of $5,232,485.

The principal components in the decline in net loss from operations of ($5,232,485-$1,171,186) or $4,060,999 include costs incurred in 2003 of
$2,784,600 related to the rescission of the Company's previously reported deferred compensation plan; $418,326 for the cost of common stock warrants issued in connection with Unboxed obtaining a license, with option to buy, for the Bluetorch trade name; and $134,000 related to the rescission of a trademark acquisition.



ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are primarily exposed to equity price risk. The following is a discussion of our equity market risk.

Equity price risk arises from exposure to securities that represent an ownership interest in our portfolio companies. The value of our equity securities and our other investments are based on quoted market prices or our Board of Directors' good faith determination of their fair value (which is based, in part, on quoted market prices). Market prices of common equity securities, in general, are subject to fluctuations, which could cause the amount to be realized upon sale or exercise of the instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of our portfolio companies, the relative price of alternative investments, general market conditions and supply and demand imbalances for a particular security.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         GLOBAL BEVERAGE SOLUTIONS, INC.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                     44
Report of Independent Registered Public Accounting Firm                     45
Report of Independent Registered Public Accounting Firm                     46
Statements of Net Assets at December 31, 2005 and 2004                      47
Statements of Operations for the years ended December 31, 2005,
     2004 and 2003                                                          48
Statements of Cash Flows for the years ended December 31, 2005,
    2004 and 2003                                                          49-50
Statements of Changes in Net Assets for the years ended December 31,
    2005, 2004 and 2003                                                      51
Schedules of Investments at December 31, 2005 and 2004                     52-53
Notes to Financial Statements                                              54-70
Schedules of Financial Ratios for the years ended December 31, 2005,
    2004 and 2003                                                            71

REPORT OF INDEPENDENT REGISTERED PUBLIC ACOUNTING FIRM

To the Board of Directors and Stockholders
Global Beverage Solutions, Inc.

We have audited the accompanying statement of net assets, including the schedule of investments in portfolio companies, of Global Beverage Solutions, Inc. (the "Company") as of December 31, 2005, and the related statement of operations, changes in net assets and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Beverage Solutions, Inc. as of December 31, 2005, and the results of its operations and cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has generated limited revenues and has incurred losses totaling $9,657,290 for the period from August 26, 2002 (inception) through December 31, 2005. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 10. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Turner, Stone & Company, LLP
April 12, 2006
Dallas, Texas

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Global Beverage Solutions, Inc.

We have audited the accompanying statement of net assets, including the schedule of investments in portfolio companies, of Global Beverage Solutions, Inc. (formerly, Bluetorch Inc.) (the "Company") as of December 31, 2004, and the related statement of operations, changes in net assets and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed more fully in Note 2 to the financial statements, securities amounting to $377,478 (72% of total assets) at December 31, 2004 have been valued at fair value as determined by the Board of Directors. We have reviewed the procedures applied by the directors in valuing such securities and have inspected underlying documentation; while in the circumstances the procedures appear to be reasonable and the documentation appropriate, determination of fair values involves subjective judgment which is not susceptible to substantiation by auditing procedures.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Beverage Solutions, Inc. (formerly, Bluetorch Inc.) as of December 31, 2004, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has generated no revenues and has incurred recurring losses from its inception. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 10. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Squar, Milner, Reehl & Williamson, LLP

April 13, 2005
Newport Beach, California

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Bluetorch, Inc.
Long Beach, California

We have audited the accompanying statement of operations and cash flows of Bluetorch, Inc. for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the results of operations and cash flows for the year ended December 31, 2003 of Bluetorch, Inc. in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Stonefield Josephson, Inc.

Santa Monica, CA
April 9, 2004


                         GLOBAL BEVERAGE SOLUTIONS, INC.
                            Statements of Net Assets
                  As of December 31, 2005 and December 31, 2004

                                                                            2005            2004
                                                                        ------------    ------------
ASSETS
Investments in portfolio companies (cost $5,915,000 at December 31,
  2005 and $377,478 at December 31, 2004)                               $  5,715,000    $    377,478
Cash and cash equivalents
                                                                             245,370          43,466
Interest and fees receivable from portfolio companies
                                                                              13,889            --
Deposits and prepaid expenses
                                                                              13,072          49,006
Deferred financing costs, net
                                                                                --            28,125
Property and equipment, net
                                                                                --            25,720
                                                                        ------------    ------------
  TOTAL ASSETS
                                                                           5,987,331         523,795
                                                                        ------------    ------------

LIABILITIES
  Accounts payable
                                                                              25,857          60,603
  Accrued expenses
                                                                             134,350          58,367
  Convertible debentures, net of discount
                                                                                --             8,824
                                                                        ------------    ------------
  TOTAL LIABILITIES
                                                                             160,207         127,794
                                                                        ------------    ------------
NET ASSETS                                                              $  5,827,124    $    396,001
                                                                        ============    ============

Commitments and contingencies
Composition of net assets:
  Convertible preferred Series A, $.001 par value; 400,000 shares
     authorized; no shares issued and outstanding                       $       --      $       --
  Convertible preferred Series B, $.001 par value; 610,000 shares authorized; 0 and 190,000 shares issued and outstanding at
     December 31, 2005 and 2004, respectively                                   --               190
  Convertible preferred Series C, $.001 par value; 10,000,000 shares authorized; none and 10,000,000 shares issued and outstanding at
     December 31, 2005 and 2004, respectively                                   --            10,000
  Common stock, $.0001 par value, authorized 950,000,000 shares;
    41,312,391 and 185,896 shares issued and outstanding at
     December 31, 2005 and 2004, respectively                                41,312             186
  Common stock held in escrow                                                   --           (69,643)
  Common stock subscriptions receivable                                         --            (9,600)
  Additional paid in capital                                              15,443,102       8,416,412
  Accumulated deficit:
    Accumulated net operating loss                                        (7,578,875)     (6,539,732)
    Net realized loss on investments                                      (1,878,415)     (1,411,812)
    Net unrealized appreciation (depreciation) of investments               (200,000)           --
                                                                        ------------    ------------
Net assets                                                              $  5,827,124    $    396,001
                                                                        ============    ============
Net asset value per share                                               $     0.1411    $     2.1302
                                                                        ============    ============

See accompanying notes to financial statements.


                         GLOBAL BEVERAGE SOLUTIONS, INC.
                            Statements of Operations
               Three Years Ended December 31, 2005, 2004 and 2003



                                                              2005            2004            2003
                                                          ------------    ------------    ------------
Income from operations:
  Interest income                                         $      3,889    $       --      $       --
  Management income                                             10,000            --              --
                                                          ------------    ------------    ------------
                                                                13,889            --              --
Expenses:
  Selling, general and administrative expense                  706,158       1,001,272       5,232,485
  Interest expense                                             334,000         169,914            --
  Loss on sale of furniture and fixtures                        12,874            --              --
                                                          ------------    ------------    ------------
                                                             1,053,032       1,171,186       5,232,485
                                                          ------------    ------------    ------------
Loss before income taxes                                    (1,039,143)     (1,171,186)     (5,232,485)
Income taxes                                                      --              --              --
                                                          ------------    ------------    ------------
Net loss from operations                                    (1,039,143)     (1,171,186)     (5,232,485)
                                                          ------------    ------------    ------------

Net realized and unrealized losses:
  Net realized loss on investments, net of income tax
    benefit of $0 for 2005, 2004 and 2003,
    respectively                                              (466,603)     (1,411,812)           --
  Change in unrealized depreciation of non-controlled
     affiliate investments, net of deferred tax expense
    of $0 in 2005, 2004 and 2003, respectively                (200,000)           --              --
                                                          ------------    ------------    ------------
Net decrease in net assets from operations                $ (1,705,746)   $ (2,582,998)   $ (5,232,485)
                                                          ============    ============    ============

Net decrease in net assets from operations per share,
  basic and diluted                                       $     (0.093)   $    (23.113)   $    (72.341)
                                                          ============    ============    ============
Weighted average shares outstanding                         18,418,649         111,755          72,331
                                                          ============    ============    ============


See accompanying notes to financial statements.


                         GLOBAL BEVERAGE SOLUTIONS, INC.
                            Statements of Cash Flows
               Three Years Ended December 31, 2005, 2004 and 2003



                                                                         2005           2004           2003
                                                                     -----------    -----------    -----------
Cash flows from operating activities:
 Net decrease in net assets from operations                          $(1,705,746)   $(2,582,998)   $(5,232,485)
 Adjustments to reconcile net decrease in net assets from
    operations to net cash used in operating activities:
      Loss on investments in portfolio investment companies              658,203      1,411,812           --
      Depreciation                                                        12,546         10,813           --
      Amortization of deferred financing costs                            28,125         28,125           --
      Amortization of beneficial conversion feature on convertible
        debentures                                                       234,926        140,074          8,000
      Loss on sale of furniture and fixtures                              12,874           --             --
      Proceeds from sale of furniture and fixtures                           300           --             --
      Accrued investment income                                          (13,889)          --             --
      Common and preferred shares issued for compensation,
        services and in connection with employee stock options              --             --        1,560,113
      Cost associated with cancellation of options                          --             --        2,404,350
      Shares issued for settlement expense                                  --             --          495,000
      Cash payment for settlement expense                                   --             --           25,000
      Notes payable issued for services                                     --             --          243,750
      Penalties related to conversion of Preferred Series B                 --           60,000           --
      Changes in operating assets and liabilities:
        Deposits and prepaid expenses                                     35,935         (3,843)          --
        Accounts payable and accrued expenses                             41,235         12,814        (22,857)
                                                                     -----------    -----------    -----------
          Net cash used in operating activities                         (695,491)      (923,203)      (519,129)
                                                                     -----------    -----------    -----------
Cash flows from investing activities:
  Purchase of equipment                                                     --          (36,533)          --
  Investments in and advances to portfolio investment companies       (1,144,124)      (857,886)      (141,079)
                                                                     -----------    -----------    -----------
          Net cash used in investing activities                       (1,144,124)      (894,419)      (141,079)
                                                                     -----------    -----------    -----------
Cash flows from financing activities:
  Proceeds from issuance of common and preferred stock                 1,900,500      1,666,445        659,813
  Proceeds from convertible debenture                                     50,000        250,126           --
  Additional proceeds from sale of common stock in prior year             91,019           --             --
  Loans payable                                                             --          (26,000)          --
  Redemption of Preferred Series B                                          --          (30,000)          --
                                                                     -----------    -----------    -----------
          Net cash provided by financing activities                    2,041,519      1,860,571        659,813
                                                                     -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents                     201,904         42,949           (395)
Cash and cash equivalents, beginning of year                              43,466            517            912
                                                                     -----------    -----------    -----------
Cash and cash equivalents, end of year                               $   245,370    $    43,466    $       517
                                                                     ===========    ===========    ===========


See accompanying notes to financial statements

                                                                       Continued


                         GLOBAL BEVERAGE SOLUTIONS, INC.
                       Statements of Cash Flows, Continued
               Three Years Ended December 31, 2005, 2004 and 2003



                                                                             2005           2004           2003
                                                                         -----------    -----------    -----------
Supplemental disclosure of non-cash investing and financing activities
Cash paid for interest and income taxes:
  Interest (1)                                                           $   306,500    $   124,874    $      --
  Income taxes                                                                  --             --             --

(1) The 2005 interest was prepaid in 2004 as part of a convertible debenture financing. The 2004 amount includes deferred financing costs paid in 2004

Non-cash investing and financing activities:
Shares issued for acquisition of 80% of Rudy Beverage, Inc.              $ 4,860,000    $      --      $      --
Deferred financing costs and prepaid interest for issuance of
  convertible debentures                                                     306,500        124,874           --
Stock subscription written off                                                (9,600)      (112,500)          --
Common stock subscribed                                                         --          142,600        112,500
Shares issued in settlement of notes payable                                    --             --          497,500
Warrants issued for investments in portfolio investment companies               --             --          418,326
Shares issued in connection with conversion of convertible debentures           --          131,250         78,750
Common shares issued for acquisition of 51% of Island Tribe, Inc.               --          372,000           --
Beneficial conversion feature                                                   --          375,000           --












See accompanying notes to financial statements.


                         GLOBAL BEVERAGE SOLUTIONS, INC.
                       Statements of Changes in Net Assets
               Three Years Ended December 31, 2005, 2004 and 2003



                                                                      2005           2004           2003
                                                                  -----------    -----------    -----------
Changes in net assets from operations:
  Net loss from operations                                        $(1,039,143)   $(1,171,186)   $(5,232,485)
  Net realized loss on sale of investments, net                      (466,603)    (1,411,812)          --
  Change in net unrealized depreciation of investments, net          (200,000)          --             --
                                                                  -----------    -----------    -----------
    Net decrease in net assets from operations                     (1,705,746)    (2,582,998)    (5,232,485)
                                                                  -----------    -----------    -----------

Capital stock transactions:
  Common stock issued for cash                                      1,900,500      1,656,444        659,813
  Common stock issued for conversion of convertible debentures        293,750        131,250         78,750
  Additional proceeds from sale of common stock in prior year          91,019           --             --
  Common stock issued in acquisition of investments                 4,860,000        372,000           --
  Common shares cancelled in connection with recission of
    acquisition                                                        (8,400)          --             --
  Series B preferred stock transactions                                  --           30,000           --
  Debt discount related to beneficial conversion feature                 --          375,000           --
  Reclassification of interest receivable on convertible
  debentures                                                             --          (23,461)          --
  Shares issued in connection with combination financing                 --           10,000           --
  Preferred and common shares issued for compensation, services
    and in connection with recission of employee stock options           --             --        1,227,613
  Recission of stock option/deferred compensation plan                   --             --        2,404,350
  Issuance of convertible debentures with beneficial conversion
    feature                                                              --             --            8,000
  Shares issued in settlement of notes payable                           --             --          497,500
  Warrants issued in connection with license agreement/option
    purchase agreement                                                   --             --          418,326
  Shares cancelled in connection with recission of trademark
    acquisition, net                                                     --             --       (5,288,824)
                                                                  -----------    -----------    -----------
    Net increase in net assets from stock transactions              7,136,869      2,551,233          5,528
                                                                  -----------    -----------    -----------
Net increase (decrease) in net assets                               5,431,123        (31,765)    (5,226,957)
Net assets, beginning of year                                         396,001        427,766      5,654,723
                                                                  -----------    -----------    -----------
Net assets, end of year                                           $ 5,827,124    $   396,001    $   427,766
                                                                  ===========    ===========    ===========


See accompanying notes to financial statements.


                         GLOBAL BEVERAGE SOLUTIONS, INC.
                             Schedule of Investments
                                December 31, 2005


             Date of                                                           Historical      Fair
Shares     Acquisition                                                            Cost         Value
                           COMMON STOCK IN PORTFOLIO COMPANIES

    9%       Jul-05        EON Beverage Group, Inc., privately held;
                           10% of net assets; manufactures structured
                           water pursuant to proprietary process                  585,000       585,000
   80%       Nov-05        Rudy Beverage, Inc., privately held; 85% of net
                           assets; manufactures and sells beverages higher
                           in nutritional value and lower in sugar than
                           existing brands                                      5,130,000     5,130,000
                           Investments with $0 value - see schedule below         200,000          --
                                                                               ----------    ----------
                           Total investments at December 31, 2005              $5,915,000     5,715,000
                                                                               ==========
                           Cash and other assets, less liabilities                              112,124
                                                                                             ----------
                           Net assets at December 31, 2005                                   $5,827,124
                                                                                             ==========

                           SCHEDULE OF INVESTMENTS WITH $0 VALUE

    8%       Jun-05        Titanium Design Studio, Inc., privately held;
                           3% of net assets; a titanium jewelry manufacturer   $  200,000    $     --
   51%       Aug-04        Island Tribe, Inc., privately held; 0% of net
                           assets; distributor of extreme sports apparel          396,777          --
  100%                     Costs associated with previously discontinued
                           businesses, Unboxed Distribution, Inc. and Total
                           Sports Distribution, Inc.                               69,826          --
                           Discontinued investments
                                                                                 (466,603)         --
                                                                               ----------    ----------
                                                                               $  200,000    $     --
                                                                               ==========    ==========





See accompanying notes to financial statements.


                         GLOBAL BEVERAGE SOLUTIONS, INC.
                             Schedule of Investments
                                December 31, 2004


             Date of                                                           Historical      Fair
Shares     Acquisition                                                            Cost         Value
                           COMMON STOCK IN PORTFOLIO COMPANIES

   51%       Aug-04        Island Tribe, Inc., privately held; 95% of net
                           assets; distributor of extreme sports apparel       $   377,478    $   377,478
                           Investments with $0 value - see schedule below             --             --
                                                                                 ---------    -----------
                           Total investments at December 31, 2004              $   377,478        377,478
                                                                                 =========
                           Cash and other assets, less liabilities                                 18,523
                                                                                              -----------
                           Net assets at December 31, 2004                                    $   396,001
                                                                                              ===========

                           SCHEDULE OF INVESTMENTS WITH $0 VALUE

  100%                     Unboxed Distribution, Inc., a wholly owned
                           subsidiary; 0% of our net assets; inactive
                           distributor of extreme sports apparel               $   927,154    $      --
  100%                     Total Sports Distribution, Inc., a wholly owned            --             --
                           subsidiary; 0% of our net assets; inactive
                           distributor of extreme sports apparel                   484,658           --
                           Discontinued investments                             (1,411,812)
                                                                                 ---------    -----------
                                                                               $     -        $      --
                                                                                 =========    ===========





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

The Company's name was changed to Bluetorch Inc. ("Bluetorch") effective November 3, 2003. On April 25, 2005, the Company changed its name to Pacific Crest Investments and as a result of a conflict in name with an existing company changed its name to Pacific Peak Investments on May 5, 2005. On October 10, 2005, the Company changed its name to Global Beverage Solutions, Inc. ("Global" or the "Company") and began trading on the OTC Bulletin Board under the symbol GBVS.OB.

On June 19, 2003, the Company became a business development company" ("BDC") pursuant to applicable provisions of the Investment Company Act of 1940.

Until June 19, 2003 the Company was a development stage enterprise under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." Upon commencing their operations as a BDC, the Company no longer qualified under the guidelines of SFAS No. 7.

On April 7, 2003 the Company completed a 3-to-1 stock split, followed on May 27, 2003 by an additional 5-to-1 stock split. On April 18, 2005, the Company completed a 2,500-to-1 reverse stock split. The accompanying financial statements have been restated to reflect these stock splits for all periods presented.

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

Revenue Recognition

The Company has accrued interest income from its follow-on investments in portfolio companies and has accrued management fees from its portfolio companies in 2005. The Company did not recognize any revenues for the years ended December 31, 2004 and 2003, and will in the future also recognize revenue based upon the appreciation of the investments in its portfolio companies (see Note 2).

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the stratight-line method over the estimated useful lives of the respective assets (two to five years). Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Total cost of property and equipment at December 31, 2004, consists of $31,406 and $5,127 of computer hardware and software and furniture and fixtures, respectively, and accumulated depreciation totaled $10,813.

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

Stock-Based Compensation

Until December 31, 2005, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No.123,
"Accounting for Stock-Based Compensation." Under APB No. 25, employee compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the fair value of the Company's shares over the employee's exercise price. When the exercise price of the employee share options is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with FASB Interpretation No. 44 over the vesting period of the individual options. Accordingly, if the exercise price of the Company's employee options equals or exceeds the market price of the underlying shares on the date of grant, no compensation expense is recognized. Options or shares awards issued to non-employees are valued using the fair value method and expensed over the period services are provided.

In December 2004, the FASB issued SFAS 123-R, "Share-Based Payment," which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123-R replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." As originally issued, SFAS 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value model of APB Opinion 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method. This statement is effective as of the first reporting period that begins after December 15, 2005. Accordingly, the Company will adopt SFAS 123-R in the 1st quarter of 2006. Thus, the Company's financial statements will reflect an expense for (a) all share-based compensation arrangements granted on or after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value. The Company may have stock-based payment transactions in the future which would require accounting as discussed above.

As of December 31, 2005 and 2004, there were no options outstanding.

Basic and Diluted Earnings (Loss) Per Share

Basic  earnings  (loss) per share are  determined  by dividing  the net earnings
(loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share are determined by dividing the net earnings (loss) by the weighted average shares of common stock outstanding plus the dilutive effects of stock options, warrants and other convertible securities. None, 10,095 and 10,240 common stock equivalents, representing common shares eligible to be converted in relation to preferred stock and warrants, calculated using the market price on December 31, 2005, 2004 and 2003, respectively, have been excluded from the calculation of diluted loss per share for the years ended December 31, 2005, 2004 and 2003, respectively, as their effect would be anti-dilutive.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Significant Recent Accounting Pronouncements

Recent  accounting  pronouncements  issued by the FASB  (including  its Emerging
Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.


(2) Investments

Rudy Beverage, Inc.
-------------------
On November 17, 2005, we executed a Stock Purchase Agreement with the shareholders ("Sellers") of Rudy Beverage, Inc. ("Rudy"), a Nevada corporation, whereby we exchanged 6,000,000 shares of our common stock for 80% of the issued and outstanding common stock of Rudy. The Company's investment was valued at $4,860,000 based upon the trading price of the Company's common stock on the date of the transaction. The Sellers can receive up to 10,000,000 additional shares of our common stock if Rudy achieves certain sales and net revenue goals by the twelve month periods ended June 30, 2007 and 2008. Rudy was founded by

Rudy Ruettiger and Drew Carver to create a unique line of beverages higher in nutritional value but lower in sugar than existing brands. Rudy currently has developed two distinct products: Rudy Flying Colors, catering to children K1 through 8; and Rudy Revolution, a sport drink aimed at athletes across the board. The goal of the Rudy line of beverages is to create flavorful juice blends, some of which will incorporate the hydration capabilities of EON Structured Water.

EON Beverage Group, Inc.
------------------------
On July 8, 2005, we consummated the transactions contemplated by the Share Purchase Agreement (dated June 28, 2005) with EON Beverage Group, Inc. ("EON") and, as a result, we invested $400,000 in exchange for 9% of the issued and outstanding common stock of EON. EON manufactures structured water through a proprietary process (patent pending) which alters the molecular structure of purified water. Structured water is a relatively new concept which is generally defined as water molecules organized through hydrogen bonding into distinct molecular structures. This allows the users of EON water to achieve enhanced intra-cellular hydration through significant absorption capability that is crucial for maximum biological activity and improved athletic performance, based on the representations of EON.

On January 23, 2006, the Company executed a letter of intent with certain shareholders of EON which could increase the Company's ownership of EON to 53%, subject to due diligence and a definitive contract. The agreement has been delayed pending completion of additional due diligence.

Titanium Design Studio, Inc.
----------------------------
On June 6, 2005, we signed a Share Purchase Agreement with Titanium Design Studio, Inc. ("TDS"), a Nevada corporation, whereby we invested $200,000 in cash in exchange for 8% of the issued and outstanding common stock of TDS. TDS has a proprietary manufacturing process which allows it to cast precision titanium jewelry resulting in a level of detail not obtainable by milling titanium. TDS can economically produce and supply jewelry in shapes and patterns which were previously considered to be impossible or uneconomical to manufacture. TDS believes its technology has applications in other industries, including aerospace, dentistry, sporting goods (fishing rods) and commemorative coins. Early in 2006, TDS relocated its operations to Thailand in order to access cheaper labor. The Board of Directors of the Company recorded a reserve in the amount of $200,000 relating to this investment.

Unboxed Distribution, Inc.
--------------------------
On August 21, 2003, the Company formed Unboxed Distribution, Inc. ("Unboxed") for the purpose of owning and operating the Bluetorch license agreement.

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

Total Sports Distribution, Inc.
-------------------------------
On October 21, 2003, the Company formed Total Sports Distribution, Inc. ("Total Sports") for the purpose of owning and operating the True Skate Apparel brand

("TSABrand)". Furthermore, on February 19, 2004 Total Sports signed a definitive agreement with Collective Licensing International, LLC to license the Airwalk brand for apparel in the United States market.

On March 22, 2005, the Company and its wholly-owned subsidiary, Total Sports Distribution, Inc., signed a Mutual Settlement and Release Agreement with Collective Licensing International, LLC, the licensor of the Airwalk apparel brand, and this agreement requires the Company's subsidiary, Total Sports Distribution, Inc., to cease the selling and marketing of Airwalk apparel.

Island Tribe, Inc.
------------------
Effective August 1, 2004, the Company acquired a 51% interest in Island Tribe, Inc., ("Island Tribe") a surf apparel company in exchange for 12,000 (30,000,000 shares pre-split) shares of the restricted common stock of the Company, which was valued at $372,000, based on the current trading value of the Company's common stock. Over the next 4 years, this purchase agreement provided for the Company to receive an additional 24% ownership of Island Tribe, Inc. Effective November 20, 2005, the Company exchanged its 51% ownership in Island Tribe for the 12,000 restricted common shares originally issued to acquire Island Tribe.

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

No single standard for determining "fair value in good faith" can be laid down, since fair value depends upon the circumstances of each individual case. As a general principle, the current "fair value" of an issue of securities being valued by the board of directors would appear to be the amount that the owner might reasonably expect to receive for them upon their current sale. Methods that are in accord with this principle may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors that the directors should consider in determining a valuation method for an individual issue of securities include: 1) the fundamental analytical data relating to the investment, 2) the nature and duration of restrictions on disposition of the securities, and 3) an evaluation of the forces which influence the market in which these securities are purchased and sold. Among the more specific factors which are to be considered are: type of security, financial statements, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at time of purchase, special reports prepared by analysts, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, price and extent of public trading in similar securities of the issuer or comparable companies and other relevant matters.

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

Based on the previous methodology, the Company determined that its investments in its subsidiaries should be valued at December 31, 2005 as follows:

     o    Rudy  Beverage,  Inc.
          Rudy has not yet developed revenues and is currently testing its products and developing marketing plans. Accordingly, based upon the established valuation method, Rudy is valued at its cost of $4,860,000 at December 31, 2005.

     o    EON Beverage Group, Inc.
          EON has been involved in test marketing its structured water produce and has had limited revenues during this testing phase. On January 23, 2006, the Company entered into a letter of intent with certain shareholders of EON which would increase the Company's ownership from 9% to 53%, in exchange for 1,750,000 shares of Global common stock. The agreement is subject to due diligence and a definitive contract. In addition, EON expects to sell a substantial volume of its structured water to Rudy for use in certain of its drinks. Accordingly, based on the established valuation method, EON is valued at its cost of $400,000 at December 31, 2005.

     o    Titanium Design Studio, Inc.
          Early in 2006, TDS relocated its operations to Thailand in order to access cheaper labor. As a result, the Company fully reserved its investment of $200,000.

     o    Island Tribe, Inc.
          As noted above, the Company sold its interest in Island Tribe on November 20, 2005.


                        Investments Discontinued in 2004

     o    Unboxed Distribution, Inc.
          Unboxed has been valued at $0, due to the Company's decision to discontinue the flow of capital to this entity. The sales for Unboxed were progressing slowly and not fast enough to justify the minimum royalties due in 2005 ($130,000) and 2006 ($300,000). In March 2005,
          Unboxed and Bluetorch signed a Mutual Settlement and Release Agreement with the licensor of the Bluetorch label. The write down in the investment in Unboxed for the year ended December 31, 2004 totaled $927,154.

     o    Total Sports Distribution, Inc.
          Total Sports has been valued at $0, due to the Company's decision to discontinue the flow of capital to this entity. It had become apparent that the anticipated revenue flow for 2005 was not progressing at the rate the board of directors and management anticipated and would fall well short of expectations. As the board of directors and management looked at the Company's contractual royalty minimums for the Airwalk label for 2005 and beyond, it became clear that the Company was not going to be able to meet the revenue objectives from which the royalty minimums were based. These minimums were $920,000 in 2005 with an additional $3,960,000 due between 2006 and 2008. In addition, this situation was going to negatively impact Total Sports' ability to market and sell the TSABrand label. As previously noted, in March 2005, Total Sports and Bluetorch signed a Mutual Settlement and Release Agreement with the licensor of the Airwalk label. The write down in the investment in Total Sports for the year ended December 31, 2004 totaled $484,658.


(3) Asset Purchase Agreement

On December 15, 2002, the Company acquired the Hot Tuna, Xisle and the children's surf brands, Piranha Boy and Piranha Girl, and trademarks from Federation Group Limited ("FGL" or the "Seller") in exchange for an aggregate of a $250,000 deposit payable in cash, 7,800 shares of the Company's common stock and 400,000 shares of the Company's Series A preferred stock (the "Series APS"). $25,000 of the cash deposit was paid, with $125,000 of the cash deposit satisfied in shares of the Company's common stock. The trademarks were valued at the cash deposit and fair value of the shares issued, both common and preferred.

As a result of disputes between the parties, they agreed to unwind the transaction. All trademarks and related assets were returned to FGL and they returned all but 1,325 shares of the Company's common stock. The returned shares were cancelled.

As the intent and economic substance of the settlement is in fact an unwinding of the original Asset Purchase Agreement, all amounts have been reversed out at the amount at which they were originally recognized. Accordingly, as of December 31, 2003, the Company provided for the net impact of this agreement as if it had been executed September 30, 2003. The entire value of the trademarks has been reversed and $5,783,824 charged to equity for the original value of the common and preferred shares. The Company recognized as a settlement expense $495,000 for the shares retained by FGL, plus the $25,000 cash deposit retained by FGL.

(4) Notes Payable

Notes payable to four parties, payable on demand or by May 31, 2005, were issued on May 30, 2003 in exchange for consulting and other services, carrying interest at 8% per annum; total amount of notes issued was $325,000. These notes were converted to 6,000 shares of common stock during the year ended December 31, 2003.

(5) Convertible Debentures

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

On November 8, 2004, the Company issued a convertible debenture in the amount of $187,500, convertible at the holder's option into common shares at a price of $0.0035 per share. All principal is due on the maturity date of November 8, 2006 and the interest rate is 9.15%. The Company received net proceeds totaling $125,063, net of deferred financing costs of $28,125 and prepaid interest totaling $34,312. As of December 31, 2004, the debenture holder had converted $131,250 of the debenture into 15,000 shares of common stock. Subsequent to December 31, 2004, the debenture holder converted the balance of $56,250 of the debenture into 6,429 shares of common stock.

On December 14, 2004, the Company issued a convertible debenture in the amount of $187,500, convertible at the holder's option into common shares at a price of $0.0035 per share. All principal is due on the maturity date of December 14, 2006 and the interest rate is 9.15%. The Company received net proceeds totaling $125,063, net of deferred financing costs of $28,125 and prepaid interest totaling $34,312. As of December 31, 2004, the debenture holder had not converted any of this debenture into shares of common stock. Subsequent to December 31, 2004, the debenture holder converted $187,500 of the debenture into 21,429 shares of common stock.

The convertible feature of the above convertible debentures provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 To Certain Convertible

Instruments," the Company has estimated the fair value of such BCF to be approximately $375,000 related to these debentures and recorded such amount as a debt discount. Such discount is being amortized to interest expense over the term of the notes. Amortization expense was $234,926 in 2005 and $140,074 in 2004.

Amortization expense of deferred financing costs for these convertible debentures totaled $28,125 for both 2005 and 2004. At December 31, 2004, the remaining unamortized portion of deferred financing costs totaled $28,125 in the accompanying balance sheets.

(6) Income Taxes

During the years ended December 31, 2005, 2004 and 2003 the provision for taxes (substantially all deferred) differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for taxes as a result of the following:

                                                         2005     2004     2003

     Computed "expected" tax benefit                      34%      34%      34%
     Addition to (reduction in) income taxes
       resulting from:
          State income taxes, net of federal benefit       4%       4%      --
          Non-deductible expenses                         --       --      (18%)
          Change in deferred tax asset valuation
             allowance                                   (38%)    (38%)    (16%)
                                                         ----     ----     ----

               Total                                      --       --        -
                                                         ====     ====     ====


The effects of temporary differences, that give rise to significant portions of deferred tax assets and liabilities at December 31, 2005 and 2004, are presented below:


                                                     2005           2004
Deferred tax assets:
         Tax net operating loss carry-forwards   $ 2,544,600    $ 1,368,000
         Investments                                  80,000        565,000
                                                 -----------    -----------
Total gross deferred tax asset                     2,624,600      1,933,000
Less valuation allowance                          (2,624,600)    (1,933,000)
                                                 -----------    -----------
         Total net deferred tax asset            $      --      $      --
                                                 ===========    ===========


The valuation allowance increased by $691,600 and $1,053,000 during the years ended December 31, 2005 and 2004. The current provision for income taxes for the years ended December 31, 2005, 2004 and 2003 is not significant.

At December 31, 2005, the Company had net tax operating loss carry-forwards of approximately $6,361,000 available to offset future taxable federal and state income. If not utilized to offset future taxable income, the carry-forwards will expire in various years through 2025. In the event the Company were to experience a greater than 50% change in ownership as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's tax net operating loss carry-forwards could be severely restricted.

(7) Rescission of Options

During the year ended December 31, 2003, the Company granted 13,260 options to employees, all of which would have vested from March 2004 through March 2007. In accordance with APB 25, a $2,784,600 compensation cost was included in deferred compensation costs, to be recognized over the future vesting period.

Subsequent to the issue of the options, the Company obtained agreements from employees to rescind all of these options, in exchange for restricted common shares to be issued immediately. Accordingly, the $2,784,600 option cost, previously deferred, has been charged to operations in the year ended December 31, 2003.

(8) Stockholders' Equity

Preferred Stock

The Company is authorized to issue up to 50,000,000 shares of preferred stock at $0.001 par value. As of December 31, 2005 the authorized and issued preferred shares are as follows:


Series A preferred stock ("Series APS"), 400,000 shares originally authorized; none issued and outstanding

These shares were issued in connection with the Asset Purchase Agreement described in Note (4). The shares were cancelled in connection with the rescission of the transactions contemplated by the Asset Purchase Agreement in November 2003.

Series B preferred stock ("Series BPS"), 610,000 shares authorized; none issued and outstanding

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

Series BPS shares of 190,000, 290,000 and 130,000 were converted into 392,092, 4,866 and 2,035 shares of common stock during 2005, 2004 and 2003, respectively.


Series C preferred stock ("Series CPS"), 10,000,000 shares authorized; none issued and outstanding

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

There is no liquidation preference or voting rights for Series CPS holders.

On June 18, 2003, the Company issued an aggregate of 10,000,000 of its Series C Preferred Shares to one certain officer and director, in lieu of the rescission of stock options, and to two consultants in exchange for services provided of $367,500, based on the fair market value of the underlying common shares. The Series C Preferred Shares are convertible on a 1:1 basis into shares of the Company's common stock.

During 2005, the 10,000,000 shares of Series CPS were converted into 1,632,234 shares of common stock.

Equity Transactions

Year ended December 31, 2003:
During the year ended December 31, 2003, the Company issued 7,426 common shares, in exchange for which it received cash proceeds totaling $423,263.

During the year ended December 31, 2003, the Company issued 2,477 shares of common stock to employees, consultants and other vendors for services, valued at $519,863, the market value of the shares on the dates issued. The total cost has been reflected in the accompanying financial statements, as follows: $368,662 has been included in General and Administrative expense; the balance of $151,201, representing the difference between the value of services rendered and the market value of shares issued, has been charged to shares issued at a discount in exchange for services.

During the year ended December 31, 2003, the Company issued 273 shares of common stock to five current and former employees in exchange for their agreement to the rescission by the Company of 13,260 options, which had been granted during the quarter ended March 31, 2003. The full $47,750 cost of these shares, at market value at date of issuance, has been charged to "write-off of deferred compensation" expense in the accompanying statements of operations for the year ended December 31, 2003.

During the year ended December 31, 2003, the Company issued 210 shares of common stock to former holders of convertible debentures, which had been converted to Series B Preferred Stock during the period from inception through December 31, 2002, in satisfaction of an offer of inducement to convert. $78,750, the market value of the shares on the date of issuance, has been reflected as debt conversion costs.

On March 7, 2003, the Company issued 300 shares of common stock, valued at their market value of $112,500, to a foreign entity for resale under Regulation S. As these shares have not yet been resold by the foreign entity, and no consideration has been received, the shares have been reflected in common stock subscriptions receivable on the accompanying financial statements at December 31, 2003.

During the year ended December 31, 2003, 2,035 shares of common stock were issued in connection with a shareholder's election to convert 130,000 shares of Preferred Series B.

During the year ended December 31, 2003, 7,280 common shares were issued in satisfaction of notes payable in the amount of $413,000.

During the year ended December 31, 2003, with shareholder approval, the Company issued warrants for the purchase of 6,000 shares of the Company's common stock at exercise prices ranging from $.05 to $.10 per share in connection with a licensing agreement for Unboxed Distribution, Inc. The estimated value of the warrants totaled approximately $418,326 at the date of grant. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest of 5.5%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 173.5%; and a term of 5 years. This amount has been included in the valuation of the investment. These warrants were exercisable upon issuance.

Year ended December 31, 2004:
During the year ended December 31, 2004, the Company issued 51,220 common shares in exchange for which it received cash proceeds totaling $1,533,945.

The Company also issued 12,000 restricted common shares for the purchase of a 51% interest in Island Tribe, Inc., valued at $372,000. (see Note 2). The number of shares issued was based on a formula whereby the shareholders of Island Tribe received $372,000 of the Company's restricted common stock.

During the year ended December 31, 2004, 2,308 common shares and 10,000 Series CPS were returned to the Company.

The common stock subscriptions receivable of $9,600 in the accompanying balance sheet at December 31, 2004 consists of amounts receivable from an investment banking company related to the purchase of common shares.

During September 2004, 10,000 shares of Series CPS stock were issued in connection with the issuance of 445 shares of common stock for total proceeds of $10,000.

On November 8, 2004, the Company issued a convertible debenture in the principal amount of $187,500, convertible at the holder's option into common shares at a price of $0.0035 per share. As of December 31, 2004, the debenture holder had converted $131,250 of the debenture into 15,000 shares of common stock. Subsequent to December 31, 2004, the debenture holder converted the remaining $56,250 of the debenture into 6,429 shares of common stock.

On December 14, 2004, the Company issued an additional convertible debenture in the principal amount of $187,500, convertible into 21,429 common shares of the Company. Subsequent to December 31, 2004 and through March 31, 2005, the debenture holder converted the total $187,500 of this debenture into 21,429 shares of common stock. The unconverted shares of these convertible debentures were held in an escrow account and were presented as such in the accompanying financial statements at December 31, 2004.

During the year ended December 31, 2004, 4,867 common shares were issued upon conversion of Series BPS. An additional 67 common shares were issued as settlement for penalties and interest in connection with the conversion of these Series BPS.

Year ended December 31, 2005:
During the year ended December 31, 2005, 190,000 Series BPS were converted into 392,092 shares of common stock.

During the year ended December 31, 2005, 20,000 shares of common stock were issued in exchange for convertible debentures in the amount of $50,000. In addition, 27,858 shares were released from the December 31, 2004, escrow in satisfaction of $243,750 in convertible debentures which were outstanding at December 31, 2004.

On April 18, 2005, the Company completed a 2,500-to-1 stock split, which reduced issued and outstanding common shares to 218,500 shares. (Share rounding of 1,315 resulted in increasing the calculated 217,185 shares to 218,500 shares.)

During the year ended December 31, 2005, the Company issued 1,632,234 common shares in exchange for all 10,000,000 shares of the Series C Preferred stock.

During the year ended December 31, 2005, the Company sold 33,092,854 common shares in exchange for cash in the amount of $1,900,500 in private placement transactions.

On November 17, 2005, the Company issued 6,000,000 common shares in exchange for an 80% interest in Rudy Beverage, Inc.

On November 20, 2005, the Company exchanged its 51% interest in Island Tribe, Inc. for 12,000 shares of its common stock. The Company retired the shares.

(9) Commitments and Contingencies

The Company has a month-to-month agreement with its chief executive officer which provides for payment of compensation of $10,000 per month, commencing in January 2006.

As a part of its January 23, 2006, letter of intent to increase its ownership of EON to 53%, the Company agreed to loan EON an additional $350,000. The loan was scheduled to be advanced at the rate of $70,000 per month commencing February 1, 2006. The Company advanced $140,000 as a part of this agreement in January 2006. The remaining $210,000 has been delayed pending completion of additional due diligence.

The Company leases its office facility on a month-to-month basis at the rate of $1,000 per month.

The Company has agreed to loan Rudy $525,000 during its initial start-up. As of March 23, 2006, the Company had advanced $230,000 of this amount.


(10) Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2005, the Company had limited revenues and incurred net losses totaling $9,657,290 since inception through December 31, 2005. Additionally, as of December 31, 2005, the Company has limited working capital. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through debt and equity financing arrangements which management believes should be sufficient to fund its capital expenditures, provide working capital and other necessary cash requirements for the year ending December 31, 2006. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The  Company  currently  estimates  it will  require  a total  of  approximately
$1,100,000 to meet its operating cash flow requirements and its currently committed follow-on investments in 2006. The operating cash flow requirement estimate is approximately $435,000 and the committed follow-on investments are approximately $665,000. As of April 11, 2006, including cash on-hand at December 31, 2005, the Company had raised approximately $860,000 of this amount.

Management plans to take the following steps in response to these problems:

o    Revenue

It has been determined that, as an investment company, the Company will only invest in/acquire businesses which are cash flow positive and profitable or businesses which projections indicate can become cash flow positive and profitable within a reasonable period. These entities will have good growth potential as a result of access to additional capital and/or additional management acumen.

As part of this strategic process, the Company has decided to concentrate its efforst in the beverage industry. It is believed that this new direction will both reduce the risk for the Company and its shareholders as well as provide the best opportunity for long-term shareholder value.

o    Financing

On June 19, 2003, Bluetorch Inc. filed an Offering Circular that authorizes the Company to raise up to $3,000,000 via sale of its common stock. Through December 31, 2005, the Company had raised $2,267,057 against this limit. This sum includes both cash proceeds and conversion of debt.

On June 24, 2004, the Company filed a new Offering Circular that authorized the Company to raise up to $5,000,000 via sale of its common stock.

On October 18, 2004, and on November 1, 2004, the Company filed amendments to the June 24, 2004 Offering Circular, reducing the minimum offering share price to $0.004 and $0.0035, respectively. In addition, these amendments included a reduction in the authority to raise capital from $5,000,000 to $2,500,000. As of December 31, 2004, the Company had raised $658,850 against this limit. Subsequent to December 31, 2004 and up to December 31, 2005, the Company raised an additional $243,750 against this limit.

On March 15, 2005, the Company filed an additional amendment to the June 24, 2004 Offering Circular, reducing the minimum offering share price to $0.001. In addition, these amendments included a reduction in the authority to raise capital from $2,500,000 to $375,000. As of December 31, 2005, the Company has raised $50,000 against this limit.

On April 27, 2005, subsequent to the 2,500:1 reverse stock split on April 18, 2005, the Company issued Amendment No. 4 to the June 24, 2004 Offering Circular, which provided authority for raising $2,500,000 with a minimum offering share price of $.05. As of December 31, 2005, the Company did not raise any funds with this Amended Offering Circular.

On May 17, 2005, the Company issued Amendment No. 5 to the June 24, 2004 Offering Circular, which provided authority for raising $4,000,000 with a minimum offering share price of $.05. As of December 31, 2005, the Company had raised $350,000 against this limit.

On June 24, 2005, the Company filed a new Offering Circular that authorized the Company to raise up to $5,000,000 via sale of its common stock with a minimum share price of $.05. As of December 31, 2005, the Company had raised $1,550,500 against this limit.

Interim Capital Agreements
On May 18, 2005, the Company executed an agreement with Interim Capital Corp. in its capacity as Agent for a number of investors, which provided for the sale of 20,800,000 shares of the Company's common stock for $1,040,000. This funding was completed in September 2005.

On July 5, 2005, the Company executed a second agreement with Interim Capital Corp. in its capacity as Agent for a number of investors, which provided for the sale of 14,200,000 shares of the Company's common stock for $994,000. As of December 31, 2005, $860,500 of this funding has been completed.

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

(11) Subsequent Events

On January 23, 2006, the Company executed a letter of intent with certain shareholders of EON which could increase the Company's ownership of EON to 53%, subject to due diligence and a definitive contract. The agreement has been delayed pending completion of additional due diligence.


                         GLOBAL BEVERAGE SOLUTIONS, INC.
                          Schedules of Financial Ratios
               Three Years Ended December 31, 2005. 2004 and 2003



                                                            2005              2004           2003
                                                       --------------    -----------    -------------
Per share information:
Net asset value, beginning of year (2)                 $         2.13    $      5.59    $       74.26
Net decrease from operations (1)                                (0.06)        (10.48)          (72.34)
Net change in realized and unrealized depreciation
  on investments (1)                                            (0.04)        (12.63)         --
Net increase from stock transactions (3)                        (1.89)         19.65             3.67
                                                       --------------    -----------    -------------
Net asset value, end of year (2)                       $         0.14    $      2.13    $        5.59
                                                       ==============    ===========    =============


Ratios/supplemental data:
Net assets, end of year                                $    5,827,124    $   396,001    $     427,766
Average net assets                                          1,305,000        412,000        3,041,000

Ratio of expenses to average net assets                          0.81           2.84             1.72
Ratio of decrease in net assets from operations to
  average net assets                                             1.31           6.27             1.72

Weighted average number of shares outstanding during
  the year                                                 18,418,649        111,755           72,331
Number of shares outstanding, end of year                  41,312,391        185,896           76,581





(1) Calculated based on the weighted average number of shares outstanding during the year.
(2) Calculated based on the number of shares outstanding at the beginning or end of the year.
(3) The net increase from stock transactions includes the effect of increases in the number of shares outstanding.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 17, 2005, the Company dismissed its former independent registered public accountants, Squar, Milner, Reehl & Williamson, LLP ("Squar Milner"), Certified Public Accountants, of Newport Beach, California and engaged Turner, Stone & Company, LLP ("Turner Stone"), Certified Public Accountants, of Dallas, Texas, as its independent registered public accounting firm. The decision to change accountants was approved by the Board of Directors of the Company.

During the fiscal year ended December 31, 2004 and the subsequent interim periods until the change, there were no disagreements with Squar Milner on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Squar Milner would have caused them to make reference in connection with their report to the subject matter of the disagreement, and Squar Milner has not advised the Company of any reportable events as defined in
Item 304(a)(1)(v) of Regulation S-K except as follows:

Squar Milner advised us as part of their 2004 audit as to deficiencies in our disclosure controls, which have resulted in a pattern of late filings with the Securities and Exchange Commission. Management and the board of directors have now taken specific steps to correct these issues in the 2005 quarterly reports.

The report of independent registered public accounting firm of Squar Milner as of and for the year ended December 31, 2004, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principle. The report contained a "going concern" modification.

During the year ended December 31, 2004, and through November 17, 2005, the Company did not consult with Turner Stone regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

On June 15, 2004, the Board of Directors of the Company approved the dismissal of Stonefield Josephson, Inc. ("Stonefield") as independent auditors, effective immediately. The Company's Audit Committee approved this action of the Board of Directors.

Stonefield's reports on the Company's financial statements for the two years ended December 31, 2003 and 2002, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. However, Stonefield's opinion in its report on the Company's financial statements for the two years ended December 31, 2003 and 2002 included an explanatory paragraph which expressed substantial doubt with respect to the Company's ability to continue as a going concern.

During the period from January 1, 2002 to June 14, 2004, there have not been any disagreements with Stonefield on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Stonefield, would have caused them to make reference to the subject matter of the disagreement in connection with their reports. None of the events described in Item 304(a)(1)(iv)(B) of Regulation S-X have occurred with respect to Stonefield.

On June 15, 2004, the Board of Directors of the Company approved the Company's engagement of Squar Milner as independent auditors for the Company, to replace Stonefield. The Company engaged Squar on June 15, 2004. The Company's Audit Committee approved this action of the Board of Directors.

During the period from January 1, 2002 to June 15, 2004, neither the Company nor anyone on its behalf consulted Squar Milner regarding (i) the application of accounting principles to a specific completed or contemplated transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements, or (iii) any matter that was the subject of a disagreement or event identified in response to Item 304(a)(1)(v) of Regulation S-K (there being none).

ITEM 9A: CONTROLS AND PROCEDURES

                      Evaluation of Controls and Procedures

The Company's board of directors and management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based upon that evaluation, the Company's board of directors and management, including the CEO and CFO, concluded that, as of December 31, 2005, the Company's disclosure controls and procedures were effective in alerting management on a timely basis to material Company information that would be required to be included in our periodic filings with the SEC.

Based on their most recent evaluation as of the Evaluation Date, the CEO and the CFO have also concluded that the other controls and procedures, that are designed to ensure that information required to be disclosed in our periodic filings with the SEC, are adequate.

                           Changes in Internal Control

At the time of its election as a business development company, the Company adopted what it considered to be adequate controls and procedures (the "Old Controls"). These Old Controls lacked time constraints that would force timely posting of transactions and, as a result, the Company has been late with the preparation of its financial disclosures on numerous occasions. The Company has undertaken a review of its controls to determine what additional controls should be implemented to insure timely filings in the future. The Company has determined that it will retain outside `bookkeeping services' under a contractual relationship that includes timeliness as a contractual obligation and may adopt additional controls in the future. In the preliminary review of the Old Controls, the Company determined that both assets of the Company and the quality of its financial information are safeguarded but the issue of timeliness has been problematic and requires being addressed. The Company designated its Chief Executive Officer with the added responsibility of its Chief Compliance Officer.

The Company updated its internal controls as of December 31, 2005, at which time they were adopted by the Board of Directors. There were no significant changes made in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls. Thus, no corrective actions, with regard to significant deficiencies or material weaknesses, were necessary.


ITEM 9B: OTHER INFORMATION

None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following section sets forth the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees; together with the year such positions were assumed. There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position. Each Executive Officer will serve until he or she resigns or is removed or otherwise disqualified to serve, or until his or her successor is elected and qualified.

Each Director will serve until he or she resigns or is removed or otherwise disqualified to serve or until his or her successor is elected. The Company currently has one Director. The Board of Directors does not expect to appoint additional Directors until a potential acquisition is identified.

NAME                      AGE                             POSITION

Richard T. Clark          58              President, CEO and Director since
                                          September 2005

Bryce Knight              22              Vice-president, CFO, Secretary and
                                          Treasurer since September 2005

Ross Silvey               78              Outside Director since September 2005

Terry Turner              59              Outside Director since September 2005


Richard T. Clark - Mr. Clark became President, CEO and a Director in September 2005 upon the resignation of the former CEO. Since 1992, Mr. Clark is the owner and principal operating officer of Clark Capital Corp., a private company with emphasis on public company corporate restructuring, including bankruptcies and tax arbitrage. Previously, from 1980 until 1989, Mr. Clark was a stock broker with Harris Uphan & Co. before becoming vice-president with Rotan Mosle, Paine Webber and Dean Witter Reynolds. Mr. Clark worked as an independent broker dealer dealing in corporate finance for S.C. Costa Co. from 1989 to 1992. Mr. Clark graduated from the University of Tulsa with a Master's degree in Finance.

Bryce Knight - Mr. Knight became Vice-President and Chief Financial Officer of the Company upon the resignation of his predecessor. Mr. Knight also serves as Chief Executive Officer and Director of Photonics Corporation. He is the
President of Knight Consulting Corporation, a corporate strategy and financial consulting firm, as well. Previously Mr. Knight worked with General Electric as a financial analyst for its consumer products division and with Robert Bosch Tool Corporation in the marketing department. Mr. Knight graduated with honors from Bellarmine University with a Business Administration degree and a Master's of Business Administration.

Ross Silvey - Mr. Silvey was elected as an outside Director of the Company in September 2005. Mr. Silvey has owned and operated franchised automobile businesses, finance companies and insurance companies for over thirty years. Mr. Silvey has taught as an adjunct or full-time professor most of the courses in the upper division and MBA programs at Tulsa University, Oral Roberts University, Langston University and Southern Nazarene University. His formal education is an MBA from the Harvard Business School. He has also been awarded the Ph.D. degree from the Walden Institute of Advance Studies. Mr. Silvey serves as Chairman of the Audit Committee.

Terry Turner - Mr. Turner was elected an outside Director of the Company in September 2005. Mr. Turner has been a restaurant owner in Tulsa for over 35 years and has previously served as an independent director on the boards of two other public companies. Mr. Turner has a BS degree in Business Administration from the University of Arkansas.

AUDIT COMMITTEE

The Board of Directors has determined that Ross Silvey meets the requirements of a financial expert and serves as Chairman of the Audit Committee. Mr. Silvey is independent as specified in Item 7 (d)(3)(iv) of Schedule 14A under the Exchange Act.

We have a separately designated standing audit committee established in accordance with Section 3 (a)(58)(A) of the Exchange Act, which is currently made up of Mr. Silvey and Mr. Turner.

The primary responsibility of the Audit Committee is to oversee our financial reporting process on behalf of the Board of Directors and report the result of their activities to the Board. Such responsibilities shall include, but shall not be limited to, the selection and, if necessary, the replacement of our independent auditors and review and discussion with such independent auditors of
(i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including our system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in our annual report on Form 10-K.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than ten percent of our common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that we identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To our knowledge, based solely on a review of reports furnished to us, Mr. Clark, Mr. Silvey and Mr. Turner did not file their Form 3 when they became a Director and Mr. Clark, Mr. Silvey and Mr. Turner did not timely file their required Form 5 for fiscal 2005.

CODE OF ETHICS

The Board of Directors of the Company adopted a Code of Ethics effective as of August 27, 2003.

The Code of Ethics in general prohibits any officer, director or advisory person (collectively, "Access Person") of the Company from acquiring any interest in any security which we (i) are considering a purchase or sale thereof, (ii) are being purchased or sold by us, or (iii) are being sold short by us. The Access Person is required to advise us in writing of his or her acquisition or sale of any such security.

INVESTMENT COMMITTEE

The Board of Directors of the Company adopted an Investment Committee Charter effective as of August 27, 2003.

The Investment Committee shall have oversight responsibility with respect to reviewing and overseeing our contemplated investments and portfolio companies and investments on behalf of the Board and shall report the results of their activities to the Board. Such Investment Committee shall (i) have the ultimate authority for and responsibility to evaluate and recommend investments, and (ii) review and discuss with management (a) the performance of portfolio companies,
(b) the diversity and risk of our investment portfolio, and, where appropriate, make recommendations respecting the role or addition of portfolio investments and (c) all solicited and unsolicited offers to purchase portfolio companies.


ITEM 11: EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors deliberates executive compensation matters to the extent they are not delegated to the Chief Executive Officer.

SUMMARY COMPENSATION TABLE

The following table shows the compensation of the Company's Chief Executive Officer and each executive officer whose total cash compensation exceeded $100,000 for the three years ended December 31, 2005.

                               ANNUAL COMPENSATION

                                                                 Other Annual
Name and principal position     Year      Salary      Bonus      Compensation
---------------------------     ----     --------     -----      ------------

Richard T. Clark (CEO since     2005     $  7,500     $ -            $ -
  September 2005) (1)           2004          N/A      N/A            N/A
                                2003          N/A      N/A            N/A

Bruce MacGregor (CEO until      2005     $119,640       -              -
  September 2005) (3)           2004     $132,000       -              -
                                2003     $ 91,100       -              -

Bryce Knight (CFO since         2005     $  2,500     $ -            $ -
  September 2005) (2)           2004          N/A      N/A            N/A
                                2003          N/A      N/A            N/A

Bernard Gurr (CFO from          2005     $ 99,771     $ -            $ -
  August 2004 until             2004     $ 41,666     $ -            $ -
  September 2005)               2003          N/A      N/A            N/A

Scott Battenberg (CFO from      2005          N/A      N/A            N/A
  January until July 2004)      2004     $ 58,333     $ -            $ -
                                2003          N/A      N/A            N/A

(1) Mr. Clark's compensation increased to $10,000 per month commencing January 1, 2006.
(2) Mr. Knight's part-time compensation increased to $2,500 per month commencing January 1, 2006.
(3) Mr. MacGregor has $31,850 in accrued payroll from prior years as of December 31, 2005, which is schedule to be paid to him during 2006.

                          LONG TERM COMPENSATION AWARDS

During the year ended December 31, 2005, we did not have any long term compensation awards.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

During the year ended December 31, 2005, we did not have any option/SAR grants.

We do not have a long term incentive plan.

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                               OPTION/SAR VALUES

None.

                              DIRECTOR COMPENSATION

Mr. Silvey received $1,000 quarterly for his services as director and audit committee chairman. Mr Turner receives $500 quarterly for his services as a director. Both are reimbursed for out-of-pocket costs.

                              EMPLOYMENT AGREEMENTS

None

                                REPRICING OPTIONS

We did not adjust or amend the exercise price of stock options or SAR's previously awarded during the year ended December 31, 2005.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table indicates all persons who, as of March 1, 2006, the most recent practicable date, are known by us to own beneficially more than 5% of any class of our outstanding voting securities. As of March 1, 2006, there were 41,312,391 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name.


                     Name and Address of      Amount and Nature of
Title of Class        Beneficial Owner          Beneficial Owner      % of Class
--------------     ------------------------   --------------------    ----------

Common             Drew Carver                      3,000,000            7.26%
                   7633 E 63rd Pl, Ste 220
                   Tulsa, OK  74133

Common             Ruettiger Family Trust           3,000,000            7.26%
                   7633 E 63rd Pl, Ste 220
                   Tulsa, OK  74133

                        SECURITY OWNERSHIP OF MANAGEMENT

The following table indicates the beneficial ownership of our voting securities of all Directors of the Company and all Executive Officers who are not Directors of the Company, and all officers and directors as a group, as of March 1, 2006, the most recent practicable date. As of March 1, 2006, there were 41,312,391 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name. All options are currently exercisable, unless otherwise indicated.

                      Name and Address of      Amount and Nature of
Title of Class         Beneficial Owner          Beneficial Owner     % of Class
--------------    --------------------------   --------------------   ----------

Common            Richard T. Clark                        -               -

Common            Bryce Knight                            -               -

Common            Ross Silvey                             -               -

Common            Terry Turner                            -               -


Common            All officers and directors              -               -
                   as a Group (4 persons)


                      EQUITY COMPENSATION PLAN INFORMATION

We do not currently have an equity compensation plan.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

On September 15, 2005, Bruce MacGregor resigned his position as President, Chief Executive Officer and Director; Bernard Gurr resigned his position as Chief Financial Officer; Kenneth Wiedrich resigned his position as Director; and Read

Worth resigned his position as Director. Simultaneously, Richard T. Clark was appointed President, Chief Executive Officer and Director; Bryce Knight was appointed Chief Financial Officer; Ross Silvey was appointed Director; and Terry Turner was appointed Director. C.R. Garner was also appointed a Director, although he elected not to serve due to other time commitments.


ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Annual Report on Form 10-K for the year ended December 31, 2004, was audited by Squar, Milner, Reehl & Williamson, LLP ("Squar Milner") (Certified Public Accountants).

The Company changed auditors to Turner, Stone & Company, LLP ("Turner Stone") on November 17, 2005.

AUDIT FEES:

For the fiscal year ended December 31, 2005, and through March 23, 2006, Turner Stone billed the Company $19,950 for services rendered for the audit of the Company's financial statements included in its report on Form 10-K and the reviews of the financial statements included in its reports on Form 10-Q filed with the SEC.

For the fiscal year ended December 31, 2004, Squar Milner billed the Company $35,000 for services rendered for the audit of the Company's financial statements included in its report on Form 10-K and the reviews of the financial statements included in its reports on Form 10-Q filed with the SEC.

TAX FEES

The auditors have billed no fees for 2004 or 2005 for tax services.

OTHER FEES

None.

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)  The following documents are filed as part of this report:
          1. Financial Statements - The following financial statements of Global Beverage Solutions, Inc. are contained in Item 8 of this Form 10-K:
                    o    Reports of Independent Certified Public Accountants
                    o    Statements of Net Assets at December 31, 2005 and 2004
                    o Statements of Operations - For the fiscal years ended December 31, 2005, 2004 and 2003
                    o Statements of Cash Flows - For the fiscal years ended December 31, 2005, 2004 and 2003
                    o Statements of Changes in Net Assets - For the fiscal years ended December 31, 2005, 2004 and 2003
                    o    Schedule of Investments - At December 31, 2005 and 2004
                    o    Notes  to  the  Financial  Statements
                    o Schedules of Financial Ratios for the years ended December 31, 2005, 2004 and 2003
          2. Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.
          3. Exhibits - The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit        Description

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 13, 2006.


                                                 GLOBAL BEVERAGE SOLUTIONS, INC.


                                              By: /s/ Richard T. Clark
                                                 -------------------------------
                                                 Richard T. Clark, Chairman and
                                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date               Title (Capacity)                         Signature


April 13, 2006     Chairman and Chief Executive Officer     /s/ Richard T. Clark
                                                            --------------------
                   (Principal Executive Officer)            Richard T. Clark


April 13, 2006     Chief Financial Officer (Principal       /s/ Bryce Knight
                                                            --------------------
                   Financial and Accounting Officer)        Bryce Knight


April 13, 2006     Director                                 /s/ Ross Silvey
                                                            --------------------
                                                            Ross Silvey

April 13, 2006     Director                                 /s/ Terry Turner
                                                            --------------------
                                                            Terry Turner