Form 10-Q
period 2006-03-31
Global Beverage Solutions, Inc.
filed 2006-05-08
CIK 1084133

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                      For Quarter Ended:     MARCH 31, 2006


                      Commission File Number:     000-28027


                         GLOBAL BEVERAGE SOLUTIONS, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


              NEVADA                                          90-0093439
              ------                                          ----------
     (State or Jurisdiction of                           (IRS Employer ID No)
  Incorporation or Organization)

                7633 EAST 63RD PLACE, SUITE 220, TULSA, OK 74133
                ------------------------------------------------
               (Address of principal executive office) (zip code)


                                 (918) 459-8469
                                 --------------
                           (Issuer's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

The number of shares outstanding of registrant's common stock, par value $.001 per share, as of March 31, 2006 was 43,439,105 shares.

                                        GLOBAL BEVERAGE SOLUTIONS, INC.

                                                     INDEX

                                                                                                        Page
                                                                                                         No.
                                                                                                         ---
Part I            Financial Information

      Item 1.     Condensed Financial Statements

                  Statements of Net Assets as of March 31, 2006 and December 31, 2005                     3
                  Statements of Operations - For the Three Months Ended March 31, 2006 and 2005           4
                  Statements of Cash Flows - For the Three Months Ended March 31, 2006 and 2005           5
                  Statements of Changes in Net Assets - For the Three Months Ended March 31, 2006
                  and 2005                                                                                6
                  Financial Highlights for the Three Months Ended March 31, 2006 and 2005                 7
                  Schedule of Investments as of March 31, 2006 and December 31, 2005                     8-9
                  Notes to Financial Statements                                                         10-17
      Item 2.     Managements Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                            18-20
      Item 3.     Quantitative and Qualitative Disclosure about Market Risk                             21-22
      Item 4.     Controls and Procedures                                                                23

Part II           Other Information                                                                     24-29

      Item 1.     Legal Proceedings
      Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
      Item 3.     Defaults Upon Senior Securities
      Item 4.     Submission of Matters to a Vote of Security Holders
      Item 5.     Other Information
      Item 6.     Exhibits
      Signatures
      Exhibits


PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  GLOBAL BEVERAGE SOLUTIONS, INC.
                                 CONDENSED STATEMENTS OF NET ASSETS
                                MARCH 31, 2006 AND DECEMBER 31, 2005

                                                                           2006            2005
                                                                       ------------    ------------
                                                                                (Unaudited)
ASSETS
Investments in portfolio companies (cost $6,500,000 at March 31,
  2006 and $5,915,000 at December 31, 2005)                            $  6,300,000    $  5,715,000
Cash and cash equivalents                                                   190,255         245,370
Interest and fees receivable from portfolio companies                        23,325          13,889
Deposits and prepaid expenses                                                 4,835          13,072
                                                                       ------------    ------------
  TOTAL ASSETS                                                            6,518,415       5,987,331
                                                                       ------------    ------------

LIABILITIES
  Accounts payable                                                           15,615          25,857
  Accrued expenses                                                           36,888         134,350
                                                                       ------------    ------------
  TOTAL LIABILITIES                                                          52,503         160,207
                                                                       ------------    ------------
NET ASSETS                                                             $  6,465,912    $  5,827,124
                                                                       ============    ============

Commitments and contingencies (Note 4)

Composition of net assets:
  Preferred stock, $.001 par value; 50,000,000 shares
     authorized; no shares issued and outstanding                      $          -    $          -
  Common stock, $.0001 par value, authorized 950,000,000 shares;
    43,439,105 and 41,312,391 shares issued and outstanding at
     March 31, 2006 and December 31, 2005, respectively                      43,439          41,312
  Additional paid in capital                                             16,185,975      15,443,102
  Accumulated deficit:
    Accumulated net operating loss                                       (7,685,087)     (7,578,875)
    Net realized loss on investments                                     (1,878,415)     (1,878,415)
    Net unrealized depreciation of investments                             (200,000)       (200,000)
                                                                       ------------    ------------
Net assets                                                             $  6,465,912    $  5,827,124
                                                                       ============    ============
Net asset value per share                                              $     0.1489    $     0.1411
                                                                       ============    ============

See accompanying notes to condensed financial statements.


                                 GLOBAL BEVERAGE SOLUTIONS, INC.
                                CONDENSED STATEMENTS OF OPERATIONS
                            THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                           (UNAUDITED)


                                                                         2006            2005
                                                                     ------------    ------------
INCOME FROM OPERATIONS:
  Interest income from portfolio companies                           $      3,436    $          -
  Management income from portfolio companies                                6,000               -
                                                                     ------------    ------------
                                                                            9,436               -
EXPENSES:
  Selling, general and administrative expense                             115,648         143,129
  Interest expense                                                              -         306,500
                                                                     ------------    ------------
                                                                          115,648         449,629
                                                                     ------------    ------------
LOSS BEFORE INCOME TAXES                                                 (106,212)       (449,629)
INCOME TAXES                                                                    -               -
                                                                     ------------    ------------
NET LOSS FROM OPERATIONS                                                 (106,212)       (449,629)
                                                                     ------------    ------------

NET REALIZED LOSSES:
  Net realized loss on investments, net of income tax benefit
  of $0 for 2005                                                                -         (69,826)
                                                                     ------------    ------------
     Net realized losses                                                        -         (69,826)
                                                                     ------------    ------------
Net decrease in net assets from operations                           $   (106,212)   $   (519,455)
                                                                     ============    ============

NET DECREASE IN NET ASSETS FROM OPERATIONS PER SHARE,
  BASIC AND DILUTED                                                  $    (0.0026)   $    (2.7045)
                                                                     ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING                                    41,319,513         192,069
                                                                     ============    ============

See accompanying notes to condensed financial statements.


                                   GLOBAL BEVERAGE SOLUTIONS, INC.
                                  CONDENSED STATEMENTS OF CASH FLOWS
                              THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                             (UNAUDITED)


                                                                             2006            2005
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net decrease in net assets from operations                              $   (106,212)   $   (519,455)
 Adjustments to reconcile net decrease in net assets from
    operations to net cash used in operating activities:
      Depreciation                                                                  -           4,182
      Amortization of deferred financing costs                                      -          28,125
      Amortization of beneficial conversion feature on convertible
        debentures                                                                  -         234,926
      Changes in operating assets and liabilities:
        Interest and fees receivable from portfolio companies                  (9,436)              -
        Deposits and prepaid expenses                                           8,237          43,449
        Accounts payable and accrued expenses                                  (3,704)         42,394
                                                                         ------------    ------------
          Net cash used in operating activities                              (111,115)       (166,379)
                                                                         ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in and advances to portfolio investment companies              (585,000)         (9,000)
                                                                         ------------    ------------
          Net cash used in investing activities                              (585,000)         (9,000)
                                                                         ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issued for cash                                                641,000               -
  Proceeds from convertible debenture                                               -          50,000
  Proceeds from sale of common stock                                                -          91,019
                                                                         ------------    ------------
          Net cash provided by financing activities                           641,000         141,019
                                                                         ------------    ------------
Net decrease in cash and cash equivalents                                     (55,115)        (34,360)
Cash and cash equivalents, beginning of period                                245,370          43,466
                                                                         ------------    ------------
Cash and cash equivalents, end of period                                 $    190,255    $      9,106
                                                                         ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of common stock for accounts payable and
       accrued expenses                                                  $    104,000    $          -


See accompanying notes to condensed financial statements.


                                GLOBAL BEVERAGE SOLUTIONS, INC.
                         CONDENSED STATEMENTS OF CHANGES IN NET ASSETS
                          THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                          (UNAUDITED)


                                                                      2006            2005
                                                                  ------------    ------------
CHANGES IN NET ASSETS FROM OPERATIONS:
  Net loss from operations                                        $   (106,212)   $   (449,629)
  Net realized loss on sale of investments, net                              -         (69,826)
  Change in net unrealized depreciation of investments, net                  -               -
                                                                  ------------    ------------
    Net decrease in net assets from operations                        (106,212)       (519,455)
                                                                  ------------    ------------

CAPITAL STOCK TRANSACTIONS:
  Common stock issued for cash                                         641,000               -
  Common stock issued for liabilities                                  104,000
  Conversion of convertible debentures                                       -         273,750
  Proceeds from sale of common stock                                         -          91,019
                                                                  ------------    ------------
    Net increase in net assets from stock transactions                 745,000         364,769
                                                                  ------------    ------------
Net increase in net assets                                             638,788        (154,686)
Net assets, beginning of period                                      5,827,124         396,001
                                                                  ------------    ------------
Net assets, end of period                                         $  6,465,912    $    241,315
                                                                  ============    ============


See accompanying notes to condensed financial statements.


                            GLOBAL BEVERAGE SOLUTIONS, INC.
                                  Financial Highlights
                       Three Months Ended March 31, 2006 and 2005
                                      (Unaudited)

                                                              2006             2005
                                                          ------------     ------------
PER SHARE INFORMATION
 Net asset value, beginning of period                     $     0.1411     $       2.13
 Net decrease from operations                                  (0.0026)           (2.34)
 Net change in realized losses and unrealized
  depreciation of investments, net                                   -            (0.36)
 Net increase from stock transactions                           0.0104             1.68
                                                          ------------     ------------
     Net asset value, end of period                       $     0.1489     $       1.11
                                                          ============     ============

RATIOS/SUPPLEMENTAL DATA
 Net assets, end of period                                $  6,465,912     $    241,315
 Average net assets                                          5,962,391          442,369
 Ratio of expenses to average net assets                          1.9%           117.4%
 Ratio of net loss to average net assets                          1.8%           117.4%
 Shares outstanding at end of period                        43,439,105          217,185
 Weighted average shares outstanding during period          41,319,513          192,069


See accompanying notes to condensed financial statements.


                                        GLOBAL BEVERAGE SOLUTIONS, INC.
                                            Schedule of Investments
                                                March 31, 2006
                                                  (Unaudited)

           Date of                                                               Original             Fair
 Shares  Acquisition                                                               Cost               Value
                      COMMON STOCK IN PORTFOLIO COMPANIES

     9%     Jul-05    EON Beverage Group, Inc., privately held;
                      11% of net assets; manufactures structured water
                      pursuant to proprietary process                          $    725,000       $    725,000
    80%     Nov-05    Rudy Beverage, Inc., privately held; 86% of net
                      assets; manufactures and sells beverages higher in
                      nutritional value and lower in sugar than existing
                      brands                                                      5,575,000          5,575,000
                      Investments with $0 value - see schedule below                200,000                  -
                                                                               ------------       ------------
                      Total investments at March 31, 2006                      $  6,500,000          6,300,000
                                                                               ============
                      Cash and other assets, less liabilities                                          165,912
                                                                                                  ------------
                      Net assets at March 31, 2006                                                $  6,465,912
                                                                                                  ============

                      SCHEDULE OF INVESTMENTS WITH $0 VALUE

     8%     Jun-05    Titanium Design Studio, Inc., privately held;
                      a titanium jewelry manufacturer                          $    200,000       $          -
                                                                               ------------       ------------
                                                                               $    200,000       $          -
                                                                               ============       ============

See accompanying notes to condensed financial statements


                                        GLOBAL BEVERAGE SOLUTIONS, INC.
                                            Schedule of Investments
                                               December 31, 2005

            Date of                                                             Historical            Fair
  Shares  Acquisition                                                              Cost              Value
                      COMMON STOCK IN PORTFOLIO COMPANIES
     9%     Jul-05    EON Beverage Group, Inc., privately held;
                      10% of net assets; manufactures structured water
                      pursuant to proprietary process                         $     585,000      $     585,000
    80%     Nov-05    Rudy Beverage, Inc., privately held; 85% of net
                      assets; manufactures and sells beverages higher in
                      nutritional value and lower in sugar than existing
                      brands                                                      5,130,000          5,130,000
                      Investments with $0 value - see schedule below                200,000                  -
                                                                              -------------      -------------
                      Total investments at December 31, 2005                  $   5,915,000          5,715,000
                                                                              =============
                      Cash and other assets, less liabilities                                          112,124
                                                                                                 -------------
                      Net assets at December 31, 2005                                            $   5,827,124
                                                                                                 =============

                      SCHEDULE OF INVESTMENTS WITH $0 VALUE

     8%     Jun-05    Titanium Design Studio, Inc., privately held;
                      a titanium jewelry manufacturer                         $     200,000      $           -
    51%     Aug-04    Island Tribe, Inc., privately held; 0% of net assets;
                      distributor of extreme sports apparel                         396,777                  -
   100%               Costs associated with previously discontinued                       -                  -
                      businesses, Unboxed Distribution, Inc. and Total
                      Sports Distribution, Inc.                                      69,826                  -
                      Discontinued investments                                     (466,603)
                                                                              -------------      -------------
                                                                              $     200,000      $           -
                                                                              =============      =============

See accompanying notes to condensed financial statements.


                         GLOBAL BEVERAGE SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  DESCRIPTION OF BUSINESS

(A) ORGANIZATION AND BUSINESS
-----------------------------

The condensed financial statements include the accounts of Global Beverage Solutions, Inc. ("Global" or the "Company"). Pursuant to Regulation S-X Rule 6, the Company will operate on a non-consolidated basis. Operations of the portfolio companies will be reported at the subsidiary level and only the appreciation or impairment of these investments in portfolio companies will be included in the Company's financial statements.

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

On April 18, 2005, the Company completed a 2,500-to-1 reverse stock split. The accompanying financial statements have been restated to reflect this stock split for all periods presented.

(B) CONDENSED FINANCIAL STATEMENTS
----------------------------------

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2006, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full years.

(C) RECLASSIFICATIONS
---------------------

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

(D) GOING CONCERN
-----------------

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2006, the Company has an accumulated deficit of $9,763,502 and had net losses totaling $106,212 for the three months ended March 31, 2006. Additionally, as of March 31, 2006, the Company had limited working capital. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through debt and equity financing arrangements which management believes should be sufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The Company currently estimates it will require a total of approximately $1,100,000 to meet its operating cash flow requirements and its currently committed follow-on investments in 2006. The operating cash flow requirement estimate is approximately $435,000 and the committed follow-on investments are approximately $665,000. As of March 31, 2006, including cash on-hand at December 31, 2005, the Company had raised approximately $860,000 of this amount and had issued common stock in exchange for assumption of $104,000 of liabilities. During April 2006, the Company raised an additional $60,000.

Management plans to take the following steps in response to these issues:

     It has been determined that, as an investment company, the Company will only invest in/acquire businesses which are cash flow positive and profitable or businesses which projections indicate can become cash flow positive and profitable within a reasonable period. These entities will have good growth potential as a result of access to additional capital and/or additional management acumen.

     As part of this strategic process, the Company has decided to concentrate its efforts in the beverage industry. It is believed that this new direction will both reduce the risk for the Company and its shareholders as well as provide the best opportunity for long-term shareholder value.

     On March 14, 2006, the Company filed a new Offering Circular that authorized the Company to raise up to $1,500,000 via sale of its common stock with a minimum share price of $.90. As of March 31, 2006, the Company had raised $641,000 against this limit.

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


(2) INVESTMENTS

RUDY BEVERAGE, INC.
-------------------
On November 17, 2005, the Company executed a Stock Purchase Agreement with the shareholders ("Sellers") of Rudy Beverage, Inc. ("Rudy"), a Nevada corporation, whereby the Company exchanged 6,000,000 shares of its common stock for 80% of the issued and outstanding common stock of Rudy. The Company's investment was valued at $4,860,000 based upon the trading price of the Company's common stock on the date of the transaction. The Sellers can receive up to 10,000,000 additional shares of our common stock if Rudy achieves certain sales and net revenue goals by the twelve month periods ended June 30, 2007 and 2008. Rudy was founded by Rudy Ruettiger and Drew Carver to create a unique line of beverages higher in nutritional value but lower in sugar than existing brands. Rudy currently has developed two distinct products: Rudy Flying Colors, catering to children K1 through 8; and Rudy Revolution, a sport drink aimed at athletes across the board. The goal of the Rudy line of beverages is to create flavorful juice blends, some of which will incorporate the hydration capabilities of EON Structured Water. Rudy had product available for sale in April 2006. The Company has made follow-on investments in the form of loans in the total amount of $715,000 as of March 31, 2006, to Rudy.

EON BEVERAGE GROUP, INC.
------------------------
On July 8, 2005, we consummated the transactions contemplated by the Share Purchase Agreement (dated June 28, 2005) with EON Beverage Group, Inc. ("EON") and, as a result, we invested $400,000 in exchange for 9% of the issued and outstanding common stock of EON. EON manufactures structured water through a proprietary process (patent pending) which alters the molecular structure of purified water. Structured water is a relatively new concept which is generally defined as water molecules organized through hydrogen bonding into distinct molecular structures. This allows the users of EON water to achieve enhanced intra-cellular hydration through significant absorption capability that is crucial for maximum biological activity and improved athletic performance, based on the representations of EON. The Company has made follow-on investments in the form of loans in the total amount of $325,000 as of March 31, 2006, to EON.

On January 23, 2006, the Company executed a letter of intent with certain shareholders of EON which could increase the Company's ownership of EON to 53%, subject to due diligence and a definitive contract. The agreement has been delayed pending completion of additional due diligence.

TITANIUM DESIGN STUDIO, INC.
----------------------------
On June 6, 2005, we signed a Share Purchase Agreement with Titanium Design Studio, Inc. ("TDS"), a Nevada corporation, whereby we invested $200,000 in cash in exchange for 8% of the issued and outstanding common stock of TDS. TDS has a proprietary manufacturing process which allows it to cast precision titanium jewelry resulting in a level of detail not obtainable by milling titanium. TDS can economically produce and supply jewelry in shapes and patterns which were previously considered to be impossible or uneconomical to manufacture. TDS believes its technology has applications in other industries, including aerospace, dentistry, sporting goods (fishing rods) and commemorative coins. Early in 2006, TDS relocated its operations to Thailand in order to access cheaper labor. The Board of Directors of the Company recorded a reserve in the amount of $200,000 relating to this investment at December 31, 2005.

                    INVESTMENTS DISCONTINUED IN 2004 AND 2005
                    -----------------------------------------

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

Based on the previous methodology, the Company determined that its investments should be valued at March 31, 2006 as follows:

     o    RUDY BEVERAGE, INC.
          Rudy has not yet developed revenues and is currently testing its products and developing marketing plans and made its first shipment in April 2006. Accordingly, based upon the established valuation method, Rudy is valued at its cost of $4,860,000 at March 31, 2006.

     o    EON BEVERAGE GROUP, INC.
          EON has been involved in test marketing its structured water produce and has had limited revenues during this testing phase. On January 23, 2006, the Company entered into a letter of intent with certain shareholders of EON which would increase the Company's ownership from 9% to 53%, in exchange for 1,750,000 shares of Global common stock. The agreement is subject to due diligence and a definitive contract. In addition, EON expects to sell a substantial volume of its structured water to Rudy for use in certain of its drinks. Accordingly, based on the established valuation method, EON is valued at its cost of $400,000 at March 31, 2006.

     o    TITANIUM DESIGN STUDIO, INC.
          Early in 2006, TDS relocated its operations to Thailand in order to access cheaper labor. As a result, the Company fully reserved its investment of $200,000.

                    INVESTMENTS DISCONTINUED IN 2004 AND 2005

     o    ISLAND TRIBE, INC.
          As noted above, the Company sold its interest in Island Tribe on November 20, 2005.

     o    UNBOXED DISTRIBUTION, INC. AND TOTAL SPORTS DISTRIBUTION, INC.
          Unboxed and Total Sports were fully reserved at December 31, 2004. the Company realized an additional loss of $69,826 during the three month period ended March 31, 2005, relating to liquidating these businesses.

(3) EQUITY

COMMON STOCK:
-------------

Effective April 18, 2005, the Company implemented a 2500-to-1 reverse split of its common stock. Immediately following this reverse stock split, there were 218,500 issued and outstanding common shares of the Company.

During the three months ended March 31, 2006, the Company issued 641,000 shares of its common stock in exchange for cash received by the Company of $641,000 pursuant to its current Offering Circular. In addition, 1,485,714 shares were issued for $104,000 in accounts payable and accrued expenses pursuant to the previous Offering Circular.

PREFERRED STOCK:
---------------

The Company is authorized to issue up to 50,000,000 shares of preferred stock at $0.001 par value.

(4) COMMITMENTS AND CONTINGENCIES

General - The Company's commitments and contingencies include the usual obligations of a BDC in the normal course of business. In the opinion of management, these matters are not expected to have a material adverse effect on the Company's financial position and results of operations. In addition, whereas the Company may be indirectly impacted by claims and other obligations that arise at its portfolio companies, management is not aware of any such claims.

Regulatory Compliance - As a BDC, the Company operates in a highly regulated environment and must comply with the requirements of the 1940 Act. The Company endeavors to be in compliance with the requirements of the Act as part of its investment strategy and oversight functions. Whereas compliance with such laws and regulations requires interpretation, the Company believes it is in compliance with such requirements at March 31, 2006. However, no assurances can be given that such requirements will not change or that differing interpretations could result in non-compliance or that such matters, if they arise, will be insignificant to the Company's financial position or results of operations.

Legal - On September 23, 2005, Golden Gate Investors, Inc. filed a complaint for breach of contract and specific performance of contract, Case No. GIC 854356 in the Superior Court of the State of California, County of San Diego, Central Division, against the Company. Plaintiff claims that they are owed $53,768 in actual losses and has further claimed they had damages in the amount of $24,851 as a result of an alleged breach of contract by the Company. Plaintiff has been granted a judgment in the amount of approximately $60,000, which amount was included in accrued expenses on the statements of net assets at December 31, 2005. The $60,000 liability was a part of the $104,000 in accounts payable and accrued expenses exchanged for the Company's common stock during the three months ended March 31, 2006.

Other Items - The Company has a month-to-month agreement with its chief executive officer which provides for payment of compensation of $10,000 per month, commencing in January 2006.

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

The Company has agreed to loan Rudy $525,000 during its initial start-up. As of March 31, 2006, the Company had advanced $445,000 of this amount.

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

Critical Accounting Policies and Estimates
------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we will evaluate our estimates and judgments, including those related to revenue recognition, valuation of investments in portfolio companies, accrued expenses, financing operations, contingencies and litigation. We will base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, such as the investments in portfolio companies. These accounting policies are described at relevant sections in this discussion and analysis and in the "Notes to Financial Statements" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Results of Operations
---------------------

Three months ended March 31, 2006 as compared to the three months ended March 31, 2005 -

     o During the three months ended March 31, 2006, selling, general and administrative expense declined $27,482 (19%) to $115,647 from $143,129 in the prior year period. For the 2006 period, professional services, including accounting, legal, investment and other declined $13,091, accounting for approximately one-half of the decrease. The remainder of the decrease is primarily due to lower travel and office costs.

     o During the 2005 period, we recorded $306,500 in interest expense relating to amortization of the beneficial conversion feature of our convertible debentures.

     o During the 2005 period, we recorded a realized loss in the amount of $69,826, which is related to the net shut-down costs for Unboxed and Total Sports.

Liquidity and Capital Resources
-------------------------------

     o At March 31, 2006, we had net assets of $6,465,912 as compared to net assets of $5,827,124 at December 31, 2005. During the 2006 period, cash decreased $55,115 to $190,255 and our investments in portfolio companies increased $585,000, net, from $5,715,000 to $6,300,000.
          Liabilities have decreased $107,704 during 2006, primarily due to issuing common stock for the assumption of $104,000 in liabilities. Accordingly, the total asset increase of $531,084, when increased by the decline in liabilities of $107,704 resulted in a increase in net assets of $638,788.

     o As of March 31, 2006, the Company had limited revenues and had an accumulated deficit totaling $9,763,502 for the period from August 26, 2002 (inception) through March 31, 2006. Additionally, as of March 31, 2006, the Company had limited working capital. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through debt and equity financing arrangements which management believes should be sufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

The Company currently estimates it will require a total of approximately $1,100,000 to meet its operating cash flow requirements and its currently committed follow-on investments in 2006. The operating cash flow requirement estimate is approximately $435,000 and the committed follow-on investments are approximately $665,000. As of March 31, 2006, including cash on-hand at December 31, 2005, the Company had raised approximately $860,000 of this amount and had issued common stock in exchange for assumption of $104,000 of liabilities. During April 2006, the Company raised an additional $60,000.

Regarding two of our portfolio investment companies, Unboxed and Total Sports, it was clear that profitability in both entities was not possible in the near future. It was determined that it was not in the best interests of our shareholders to continue the flow of capital to these two portfolio investment companies and these investments were written-off as of December 31, 2004.

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

ITEM 4: CONTROLS AND PROCEDURES

                      Evaluation of Controls and Procedures

The Company's board of directors and management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based upon that evaluation, the Company's board of directors and management, including the CEO and CFO, concluded that, as of March 31, 2006, the Company's disclosure controls and procedures were effective in alerting management on a timely basis to material Company information that would be required to be included in our periodic filings with the SEC.

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

The Company updated its internal controls as of December 31, 2005, at which time they were adopted by the Board of Directors. There were no significant changes made in the Company's internal controls over financial reporting since that time that have materially affected, or are reasonably likely to materially affect, these internal controls. Thus, no corrective actions, with regard to significant deficiencies or material weaknesses, were necessary.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1. LEGAL PROCEEDINGS

On September 23, 2005, Golden Gate Investors, Inc. filed a complaint for breach of contract and specific performance of contract, Case No. GIC 854356 in the Superior Court of the State of California, County of San Diego, Central Division, against the Company. Plaintiff claims that they are owed $53,768 in actual losses and has further claimed they had damages in the amount of $24,851 as a result of an alleged breach of contract by the Company. Plaintiff has been granted a judgment in the amount of approximately $60,000, which amount was included in accrued expenses on the statements of net assets at December 31, 2005. The $60,000 liability was a part of the $104,000 in accounts payable and accrued expenses assumed in exchange for the Company's common stock during the three months ended March 31, 2006, and will be paid by these shareholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2006, the Company issued 641,000 shares of its common stock in exchange for $641,000 in cash. In addition, the Company issued 1,485,714 shares of its common stock in exchange for $104,000 in accounts payable and accrued expenses. All of the shares issued were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

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

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                GLOBAL BEVERAGE SOLUTIONS, INC.



Date: May 5, 2006               By: /s/ Richard T. Clark
                                    --------------------------
                                    Richard T. Clark,
                                    Chief Executive Officer