Form 10-Q
period 2006-06-30
Global Beverage Solutions, Inc.
filed 2006-08-11
CIK 1084133

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                        For Quarter Ended: JUNE 30, 2006

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

The number of shares outstanding of registrant's common stock, par value $.001 per share, as of June 30, 2006 was 44,475,065 shares.

                         GLOBAL BEVERAGE SOLUTIONS, INC.

                                      INDEX

                                                                            Page
                                                                             No.
                                                                            ----

Part I Financial Information

     Item 1: Condensed Financial Statements

          Statements of Net Assets as of June 30, 2006 and December 31, 2005   3

          Statements of Operations - For the Three Months Ended
          June 30, 2006 and 2005                                               4

          Statements of Operations - For the Six Months Ended
          June 30, 2006 and 2005                                               5

          Statements of Cash Flows - For the Six Months Ended
          June 30, 2006 and 2005                                               6

          Statements of Changes in Net Assets - For the Six Months
          Ended June 30, 2006 and 2005                                         7

          Financial Highlights for the Six Months Ended
          June 30, 2006 and 2005                                               8

          Schedule of Investments as of June 30, 2006 and
          December 31, 2005                                                 9-10

          Notes to Financial Statements                                    11-18

     Item 2: Managements Discussion and Analysis of Financial
          Condition and Results of Operations                              19-21

     Item 3: Quantitative and Qualitative Disclosure about Market Risk        22

     Item 4: Controls and Procedures                                          23

Part II   Other Information                                                24-29

Item 1: Legal Proceedings
Item 1A: Risk Factors
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Item 3: Defaults Upon Senior Securities
Item 4: Submission of Matters to a Vote of Security Holders
Item 5: Other Information
Item 6: Exhibits
Signatures
Exhibits

PART 1: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                                  GLOBAL BEVERAGE SOLUTIONS, INC.
                                Condensed Statements of Net Assets
                                June 30, 2006 and December 31, 2005

                                                                        2006             2005
                                                                    ------------     ------------
                                                                     (Unaudited)
ASSETS
Investments in controlled portfolio companies (cost $6,755,411
   at June 30, 2006 and $5,715,000 at December 31, 2005)            $  6,755,411     $  5,715,000
Investments in non-afilliated portfolio companies (cost $200,000
   at June 30, 2006 and December 31, 2005)                                    --               --
Cash and cash equivalents                                                115,305          245,370
Interest and fees receivable from controlled portfolio companies          61,855           13,889
Deposits and prepaid expenses                                              5,400           13,072
                                                                    ------------     ------------
  TOTAL ASSETS                                                         6,937,971        5,987,331
                                                                    ------------     ------------

LIABILITIES
  Accounts payable                                                       102,992           25,857
  Accrued expenses                                                        15,925          134,350
                                                                    ------------     ------------
  TOTAL LIABILITIES                                                      118,917          160,207
                                                                    ------------     ------------
NET ASSETS                                                          $  6,819,054     $  5,827,124
                                                                    ============     ============

Commitments and contingencies (Note 4)

Composition of net assets:
  Preferred stock, $.001 par value; 50,000,000 shares
     authorized; no shares issued and outstanding                   $         --     $         --
  Common stock, $.0001 par value, authorized 950,000,000 shares;
    44,475,065 and 41,312,391 shares issued and outstanding at
     June 30, 2006 and December 31, 2005, respectively                    44,475           41,312
  Additional paid in capital                                          16,751,050       15,443,102
  Accumulated deficit:
    Accumulated net operating loss                                    (7,898,056)      (7,578,875)
    Net realized loss on investments                                  (1,878,415)      (1,878,415)
    Net unrealized depreciation of investments                          (200,000)        (200,000)
                                                                    ------------     ------------
Net assets                                                          $  6,819,054     $  5,827,124
                                                                    ============     ============
Net asset value per share                                           $     0.1533     $     0.1411
                                                                    ============     ============


See accompanying notes to condensed financial statements.





                                GLOBAL BEVERAGE SOLUTIONS, INC.
                               Condensed Statements of Operations
                           Three Months Ended June 30, 2006 and 2005
                                          (Unaudited)


                                                                     2006             2005
                                                                 ------------     ------------
Income from operations:
  Interest income from portfolio companies                       $     32,530     $         --
  Management income from portfolio companies                            6,000               --
                                                                 ------------     ------------
                                                                       38,530               --
Expenses:
  Officer and employee compensation                                    37,500           75,222
  Director fees                                                            --              900
  Professional fees                                                   120,857          236,634
  Shareholder service costs                                             1,920            2,812
  Lawsuit settlement                                                   78,000               --
  Other selling, general and administrative expense                    13,222           39,150
                                                                 ------------     ------------
                                                                      251,499          354,718
                                                                 ------------     ------------
Loss before income taxes                                             (212,969)        (354,718)
Income taxes                                                               --               --
                                                                 ------------     ------------
Net loss from operations                                             (212,969)        (354,718)
                                                                 ------------     ------------

Net realized losses:
  Net realized loss on investments, net of income tax benefit
  of $0                                                                    --               --
                                                                 ------------     ------------
     Net realized losses                                                   --               --
                                                                 ------------     ------------
Net decrease in net assets from operations                       $   (212,969)    $   (354,718)
                                                                 ============     ============

Net decrease in net assets from operations per share,
  basic and diluted                                              $    (0.0049)    $    (0.0494)
                                                                 ============     ============
Weighted average shares outstanding                                43,656,804        7,174,618
                                                                 ============     ============



See accompanying notes to condensed financial statements.







                                GLOBAL BEVERAGE SOLUTIONS, INC.
                               Condensed Statements of Operations
                            Six Months Ended June 30, 2006 and 2005
                                          (Unaudited)


                                                                    2006              2005
                                                                 ------------     ------------
Income from operations:
  Interest income from portfolio companies                       $     35,966     $         --
  Management income from portfolio companies                           12,000               --
                                                                 ------------     ------------
                                                                       47,966               --
Expenses:
  Officer and employee compensation                                    75,000          120,715
  Director fees                                                         1,500            9,300
  Professional fees                                                   187,700          302,485
  Shareholder service costs                                             5,240            3,563
  Lawsuit settlement                                                   78,000               --
  Other selling, general and administrative expense                    19,707           61,784
  Interest expense                                                         --          306,500
                                                                 ------------     ------------
                                                                      367,147          804,347
                                                                 ------------     ------------
Loss before income taxes                                             (319,181)        (804,347)
Income taxes                                                               --               --
                                                                 ------------     ------------
Net loss from operations                                             (319,181)        (804,347)
                                                                 ------------     ------------

Net realized losses:
  Net realized loss on investments, net of income tax benefit
  of $0 for 2005                                                           --          (69,826)
                                                                 ------------     ------------
     Net realized losses                                                   --          (69,826)
                                                                 ------------     ------------
Net decrease in net assets from operations                       $   (319,181)    $   (874,173)
                                                                 ============     ============

Net decrease in net assets from operations per share,
  basic and diluted                                              $    (0.0075)    $    (0.2361)
                                                                 ============     ============
Weighted average shares outstanding                                42,494,615        3,702,633
                                                                 ============     ============


See accompanying notes to condensed financial statements.




                                  GLOBAL BEVERAGE SOLUTIONS, INC.
                                Condensed Statements of Cash Flows
                              Six Months Ended June 30, 2006 and 2005
                                            (Unaudited)


                                                                         2006            2005
                                                                      -----------     -----------
Cash flows from operating activities:
 Net decrease in net assets from operations                           $  (319,181)    $  (874,173)
 Adjustments to reconcile net decrease in net assets from
    operations to net cash used in operating activities:
      Depreciation                                                             --           8,364
      Amortization of deferred financing costs                                 --          28,125
      Amortization of beneficial conversion feature on convertible
        debentures                                                             --         234,926
      Changes in operating assets and liabilities:
        Interest and fees receivable from portfolio companies             (47,966)             --
        Deposits and prepaid expenses                                       7,672          29,189
        Accounts payable and accrued expenses                             220,710         308,930
                                                                      -----------     -----------
          Net cash used in operating activities                          (138,765)       (264,639)
                                                                      -----------     -----------
Cash flows from investing activities:
  Investments in and advances to portfolio investment companies        (1,112,300)       (217,699)
                                                                      -----------     -----------
          Net cash used in investing activities                        (1,112,300)       (217,699)
                                                                      -----------     -----------
Cash flows from financing activities:
  Common stock issued for cash                                          1,121,000         275,000
  Proceeds from convertible debenture                                          --          50,000
  Advance from related party                                                   --          25,000
  Proceeds from sale of common stock                                           --          91,019
                                                                      -----------     -----------
          Net cash provided by financing activities                     1,121,000         441,019
                                                                      -----------     -----------
Net decrease in cash and cash equivalents                                (130,065)        (41,319)
Cash and cash equivalents, beginning of period                            245,370          43,466
                                                                      -----------     -----------
Cash and cash equivalents, end of period                              $   115,305     $     2,147
                                                                      ===========     ===========

Supplemental Cash Flow Information:
  Non-cash investing and financing activities:

     Conversion of preferred series B to common stock                 $        --     $        57
     Common stock issued upon conversion of convertible debentures             --         293,750
     Common stock issued for notes and other debts of the Company         190,111




See accompanying notes to condensed financial statements.






                              GLOBAL BEVERAGE SOLUTIONS, INC.
                       Condensed Statements of Changes in Net Assets
                          Six Months Ended June 30, 2006 and 2005
                                        (Unaudited)


                                                                  2006             2005
                                                               -----------     -----------
Changes in net assets from operations:
  Net loss from operations                                     $  (319,181)    $  (804,347)
  Net realized loss on sale of investments, net                         --         (69,826)
  Change in net unrealized depreciation of investments, net             --              --
                                                               -----------     -----------
    Net decrease in net assets from operations                    (319,181)       (874,173)
                                                               -----------     -----------

Capital stock transactions:
  Common stock issued for cash                                   1,121,000         275,000
  Common stock issued for liabilities                              190,111
  Conversion of convertible debentures                                  --         293,750
  Proceeds from sale of common stock                                    --          91,019
                                                               -----------     -----------
    Net increase in net assets from stock transactions           1,311,111         659,769
                                                               -----------     -----------
Net increase in net assets                                         991,930        (214,404)
Net assets, beginning of period                                  5,827,124         396,001
                                                               -----------     -----------
Net assets, end of period                                      $ 6,819,054     $   181,597
                                                               ===========     ===========


See accompanying notes to condensed financial statements.






                                  GLOBAL BEVERAGE SOLUTIONS, INC.
                                       Financial Highlights
                              Six Months Ended June 30, 2006 and 2005
                                            (Unaudited)

                                                                2006                   2005
                                                           ----------------      ----------------

PER SHARE INFORMATION
 Net asset value, beginning of period                      $         0.1411      $         2.1300
 Net decrease from operations                                       (0.0075)              (0.2172)
 Net change in realized losses and unrealized
  depreciation of investments, net                                       --               (0.0189)
 Net increase from stock transactions                                0.0197               (1.8834)
                                                           ----------------      ----------------
     Net asset value, end of period                        $         0.1533      $         0.0105
                                                           ================      ================

RATIOS/SUPPLEMENTAL DATA
 Net assets, end of period                                 $      6,819,054      $        181,465
 Average net assets                                               6,239,783               318,107
 Ratio of expenses to average net assets                                5.9%               252.9%
 Ratio of net decrease in net assets from operations to
     average net assets                                                 5.1%               274.8%
 Shares outstanding at end of period                             44,475,065            17,275,969
 Weighted average shares outstanding during period               42,494,615             3,702,633



See accompanying notes to condensed financial statements.




                                                8





                                            GLOBAL BEVERAGE SOLUTIONS, INC.
                                                Schedule of Investments
                                                     June 30, 2006
                                                      (Unaudited)

             Date of                                                            Original           Fair         % Net
  Shares   Acquisition                                                            Cost            Value        Assets
                       COMMON STOCK IN PORTFOLIO COMPANIES

                                            CONTROLLED
        9%   Jul-05    EON Beverage Group, Inc., privately held;
                       manufactures structured water pursuant to
                       proprietary process                                        $ 734,000        $ 734,000       11%
       80%   Nov-05    Rudy Beverage, Inc., privately held; manufactures
                       and sells beverages higher in nutritional value
                       and lower in sugar than existing brands                    6,021,411        6,021,411       87%
                                                                             ---------------  ---------------  --------
                                                                                  6,755,411        6,755,411       98%
                                                                             ---------------  ---------------  --------

                                          NON-AFFILIATED
                       Investments with $0 value - see schedule below               200,000                -
                                                                             ---------------  ---------------  --------
                       Total investments at June 30, 2006                       $ 6,955,411        6,755,411       98%
                                                                             ===============
                       Cash and other assets, less liabilities                                       148,643        2%
                                                                                              ---------------  --------
                       Net assets at June 30, 2006                                               $ 6,904,054      100%
                                                                                              ===============  ========

                       SCHEDULE OF INVESTMENTS WITH $0 VALUE

        8%   Jun-05    Titanium Design Studio, Inc., privately held;
                       a titanium jewelry manufacturer                            $ 200,000              $ -
                                                                             ---------------  ---------------
                                                                                  $ 200,000              $ -
                                                                             ===============  ===============

See accompanying notes to condensed financial statements


                                                9






                                           GLOBAL BEVERAGE SOLUTIONS, INC.
                                               Schedule of Investments
                                                 December 31, 2005

                 Date of                                                           Historical            Fair
    Shares     Acquisition                                                            Cost              Value
                           COMMON STOCK IN PORTFOLIO COMPANIES

                                                CONTROLLED
            9%   Jul-05    EON Beverage Group, Inc., privately held;
                           10% of net assets; manufactures structured water
                           pursuant to proprietary process                             $ 585,000          $ 585,000
           80%   Nov-05    Rudy Beverage, Inc., privately held; 85% of net
                           assets; manufactures and sells beverages higher in
                           nutritional value and lower in sugar than existing
                           brands                                                      5,130,000          5,130,000
                                                                                 ----------------  -----------------
                                                                                       5,715,000          5,715,000
                                                                                 ----------------  -----------------

                                              NON-AFFILIATED
                           Investments with $0 value - see schedule below                200,000                  -
                                                                                 ----------------  -----------------
                           Total investments at December 31, 2005                    $ 5,915,000          5,715,000
                                                                                 ================
                           Cash and other assets, less liabilities                                          112,124
                                                                                                   -----------------
                           Net assets at December 31, 2005                                              $ 5,827,124
                                                                                                   =================

                           SCHEDULE OF INVESTMENTS WITH $0 VALUE

            8%   Jun-05    Titanium Design Studio, Inc., privately held;
                           a titanium jewelry manufacturer                             $ 200,000                $ -
           51%   Aug-04    Island Tribe, Inc., privately held; 0% of net assets;
                           distributor of extreme sports apparel                         396,777                  -
          100%             Costs associated with previously discontinued                       -                  -
                           businesses, Unboxed Distribution, Inc. and Total
                           Sports Distribution, Inc.                                      69,826                  -
                           Discontinued investments                                     (466,603)
                                                                                 ----------------  -----------------
                                                                                       $ 200,000                $ -
                                                                                 ================  =================



See accompanying notes to condensed financial statements.


                                       10

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

Mercury Software, a Nevada corporation, was incorporated on January 29, 1997 and its name was changed to MedEx Corp. on June 24, 2002. Aussie Apparel Group, Ltd. ("Aussie Apparel" or the "Company"), a Nevada corporation, was incorporated on August 26, 2002. In October 2002, MedEx Corp. issued an aggregate of 2,600 shares of its common stock to the shareholders of the Company in connection with the merger of the Company with MedEx Corp., whose name was then changed to "Aussie Apparel Group, Ltd" on October 21, 2002. Since the shareholders of the Company became the controlling shareholders of MedEx after the exchange, the Company was treated as the acquirer for accounting purposes. Accordingly, the financial statements, as presented here, are the historical financial statements of the Company and include the transactions of MedEx only from the date of acquisition, using reverse merger accounting.

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

(B) CONDENSED FINANCIAL STATEMENTS
----------------------------------

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2006, and the results of operations and cash flows for all periods presented have been made.

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

(D) GOING CONCERN
-----------------

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2006, the Company has an accumulated deficit of $9,976,471 and had net losses totaling $319,181 for the six months ended June 30, 2006. Additionally, as of June 30, 2006, the Company had limited working capital. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through debt and equity financing arrangements which management believes should be sufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

As of June 30, 2006, the Company estimates it will require approximately $300,000 to meet its operating cash flow requirements and approximately $700,000 to meet its currently committed follow-on investments for the balance of 2006. The Company has cash of $115,000 at June 30, 2006, and has raised $285,000 from the sale of its common stock as of August 8, 2006. Management expects to continue to raise funds as needed to meet its requirements.

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

     On March 14, 2006, the Company filed a new Offering Circular that authorized the Company to raise up to $1,500,000 via sale of its common stock with a minimum share price of $.90. As of June 30, 2006, the Company had sold 1,081,000 shares and raised $1,099,000 against this limit (includes 60,000 shares issued for notes and other debts of the Company in the amount of $78,000).

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


(2) INVESTMENTS

RUDY BEVERAGE, INC.
-------------------

On November 17, 2005, the Company executed a Stock Purchase Agreement with the shareholders ("Sellers") of Rudy Beverage, Inc. ("Rudy"), a Nevada corporation, whereby the Company exchanged 6,000,000 shares of its common stock for 80% of the issued and outstanding common stock of Rudy. The Company's investment was valued at $4,860,000 based upon the trading price of the Company's common stock on the date of the transaction. The Sellers can receive up to 10,000,000 additional shares of the Company's common stock if Rudy achieves certain sales and net revenue goals by the twelve month periods ended June 30, 2007 and 2008. Rudy was founded by Rudy Ruettiger and Drew Carver to create a unique line of beverages higher in nutritional value but lower in sugar than existing brands. Rudy currently has developed two distinct products: Rudy Flying Colors, catering to children K1 through 8; and Rudy Revolution, a sport drink aimed at athletes across the board. The goal of the Rudy line of beverages is to create flavorful juice blends, some of which will incorporate the hydration capabilities of EON Structured Water. Rudy began sales during the quarter ended June 30, 2006, of its 55oz size drink and is currently expanding its production capability to include an 8oz size, a 16oz size, a 20oz size and a 32oz size. The Company has made follow-on investments in the form of loans in the total amount of $1,161,411 as of June 30, 2006, to Rudy.

EON BEVERAGE GROUP, INC.
------------------------

On July 8, 2005, the Company consummated the transactions contemplated by the Share Purchase Agreement (dated June 28, 2005) with EON Beverage Group, Inc. ("EON") and, as a result, the Company invested $400,000 in exchange for 9% of the issued and outstanding common stock of EON. EON manufactures structured water through a proprietary process (patent pending) which alters the molecular structure of purified water. Structured water is a relatively new concept which is generally defined as water molecules organized through hydrogen bonding into distinct molecular structures. This allows the users of EON water to achieve enhanced intra-cellular hydration through significant absorption capability that is crucial for maximum biological activity and improved athletic performance, based on the representations of EON. The Company has made follow-on investments in the form of loans in the total amount of $334,000 as of June 30, 2006, to EON. In addition, at June 30, 2006, Rudy had advanced $142,000 to EON.

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

On March 12, 2005, the Company and its wholly-owned subsidiary, Unboxed Distribution, Inc., signed a Mutual Settlement and Release Agreement with Gotcha Brands Inc., the Bluetorch licensor, and this agreement required the Company's subsidiary, Unboxed Distribution, Inc., to cease the selling and marketing of Bluetorch apparel. In keeping with this agreement, the Company also agreed to change its corporate name by April 20, 2005.

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

On March 22, 2005, the Company and its wholly-owned subsidiary, Total Sports Distribution, Inc., signed a Mutual Settlement and Release Agreement with Collective Licensing International, LLC, the licensor of the Airwalk apparel brand, and this agreement required the Company's subsidiary, Total Sports Distribution, Inc., to cease the selling and marketing of Airwalk apparel.

ISLAND TRIBE, INC.
------------------

Effective August 1, 2004, the Company acquired a 51% interest in Island Tribe, Inc., ("Island Tribe") a surf apparel company in exchange for 12,000 shares of the restricted common stock of the Company, which was valued at $372,000, based on the trading price of the Company's common stock on that date. Over the next 4 years, this purchase agreement provided for the Company to receive an additional 24% ownership of Island Tribe, Inc. Effective November 20, 2005, the Company exchanged its 51% ownership in Island Tribe for the 12,000 restricted common shares originally issued to acquire Island Tribe.

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

Based on the previous methodology, the Company determined that its investments should be valued at June 30, 2006 as follows:

     o    RUDY BEVERAGE, INC.
          Rudy began its initial sales during the quarter ended June 30, 2006, of its 55oz bottle size in a number of flavors. Rudy completed an initial production run of its 8oz size in July and has plans to also produce 16oz, 20oz and 32oz sizes to meet its market needs. Accordingly, based upon the established valuation method, Rudy is valued at its cost of $4,860,000 at June 30, 2006.

     o    EON BEVERAGE GROUP, INC.
          EON has been involved in test marketing its structured water and has had limited revenues during this testing phase. On January 23, 2006, the Company entered into a letter of intent with certain shareholders of EON which would increase the Company's ownership from 9% to 53%, in exchange for 1,750,000 shares of Global common stock. The agreement has been delayed and is subject to due diligence and a definitive contract. The Company currently expects the terms to be modified. In addition, EON expects to sell a substantial volume of its structured water to Rudy for use in certain of its drinks. Accordingly, based on the established valuation method, EON is valued at its cost of $400,000 at June 30, 2006.

     o    TITANIUM DESIGN STUDIO, INC.
          Early in 2006, TDS relocated its operations to Thailand in order to access cheaper labor. As a result, the Company fully reserved its investment of $200,000 at December 31, 2005.

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

During the six months ended June 30, 2006, the Company issued a total of 3,162,674 shares of its common stock for cash in the amount of $1,121,000 and notes and other debts of the Company in the amount of $190,111.

PREFERRED STOCK:
----------------

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

REGULATORY COMPLIANCE - As a BDC, the Company operates in a highly regulated environment and must comply with the requirements of the 1940 Act. The Company endeavors to be in compliance with the requirements of the Act as part of its investment strategy and oversight functions. Whereas compliance with such laws and regulations requires interpretation, the Company believes it is in compliance with such requirements at June 30, 2006. However, no assurances can be given that such requirements will not change or that differing interpretations could result in non-compliance or that such matters, if they arise, will be insignificant to the Company's financial position or results of operations.

LEGAL - On September 23, 2005, Golden Gate Investors, Inc. filed a complaint for breach of contract and specific performance of contract, Case No. GIC 854356 in the Superior Court of the State of California, County of San Diego, Central Division, against the Company. Plaintiff claims that they are owed $53,768 in actual losses and has further claimed they had damages in the amount of $24,851 as a result of an alleged breach of contract by the Company. Plaintiff has been granted a judgment in the amount of approximately $60,000, which amount was included in accrued expenses on the statements of net assets at December 31, 2005. The $60,000 liability was a part of the $104,000 in accounts payable and accrued expenses exchanged for the Company's common stock during the six months ended June 30, 2006.

The Company agreed to settle a lawsuit in which they were a potential third party defendant. The Company accrued the $78,000 settlement amount in June 2006. Subsequently, the Company issued 60,000 shares of its common stock in exchange for assumption of this liability.

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

As of June 30, 2006, the Company has advanced Rudy $1,161,411 and has made additional advances of $228,000 between July 1, 2006, and August 8, 2006. Based on current projections, the Company expects it will provide an additional $1,000,000 until Rudy reaches break-even. Of this amount, approximately $700,000 is expected to be required during the balance of 2006.

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

Results of Operations
---------------------

Three months ended June 30, 2006 as compared to the three months ended June 30, 2005 -
--------------------------------------------------------------------------------

o During the 2006 period we recognized revenue in the amount of $32,530 in interest income from portfolio companies and $6,000 in management fees from portfolio companies. We had no revenue during the 2005 period.
o During the three months ended June 30, 2006, total expenses declined $103,219 (29%) to $251,499 from $354,718 in the prior year period.
     1. During the 2006 period, professional fees were $115,777 (49%) lower than in the 2005 period. The decline is primarily due to elimination of consulting fees associated with our investments in 2005 in the amount of $100,594.
     2. Officer and employee compensation declined $37,722 (50%) in 2006 from the amount in 2005. The decline includes a smaller staff and use of a part-time consultant for CFO in 2006.
     3. Other selling, general and administrative expense declined $25,928 (66%) in 2006 as compared to 2005. This decline is primarily due to lower costs for insurance, rent, communications and travel in 2006 than experienced in 2005.

    4. As more fully discussed in the notes to the condensed financial statements, we recorded a lawsuit settlement expense of $78,000 during the 2006 period.

Six months ended June 30, 2006 as compared to the six months ended June 30, 2005
-
--------------------------------------------------------------------------------

o During the 2006 period we recognized revenue in the amount of $35,966 in interest income from portfolio companies and $12,000 in management fees from portfolio companies. We had no revenue during the 2005 period.
o Total expense amounted to $367,147 in 2006 as compared to $804,347 in 2005, a decline of $437,200 (54%).
     1. Officer and employee compensation declined $45,715 (38%) due to a smaller staff in 2006 and use of a part-time consultant for CFO.
     2. Professional fees declined $114,785 (38%) in 2006 from the amount in 2005, primarily due to elimination of the consulting fees associated with our investments in 2005 in the amount of $146,578.
     3. Other selling, general and administrative expenses declined $42,077 (68%) in the 2006 period primarily due to lower insurance, rent, communications and travel costs.
     4. We had interest expense of $306,500 in 2005 relating to the beneficial conversion feature of convertible debentures which were all retired in 2005.
     5. As more fully discussed in the notes to the condensed financial statements, we recorded a lawsuit settlement expense of $78,000 during the 2006 period.

Liquidity and Capital Resources
-------------------------------

o At June 30, 2006, we had net assets of $6,819,054 as compared to net assets of $5,827,124 at December 31, 2005. During the 2006 period, cash decreased $130,065 to $115,305 and our investments in portfolio companies increased $1,040,411, net, from $5,715,000 to $6,755,411. Liabilities have decreased $41,290 during 2006, primarily due to issuing common stock for the assumption of $104,000 of the liabilities included in the balance at December 31, 2005. Accordingly, the total asset increase of $950,640, when increased by the decline in liabilities of $41,290 resulted in an increase in net assets of $991,930.

o As of June 30, 2006, the Company had limited revenues and had an accumulated deficit totaling $9,976,471 for the period from August 26, 2002 (inception) through June 30, 2006. Additionally, as of June 30, 2006, the Company had limited working capital. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through debt and equity financing arrangements which management believes should be sufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

As of June 30, 2006, the Company estimates it will require approximately $300,000 to meet its operating cash flow requirements and approximately $700,000 to meet its currently committed follow-on investments for the balance of 2006. The Company has cash of $115,000 at June 30, 2006, and has raised $285,000 from the sale of its common stock as of August 8, 2006. Management expects to continue to raise funds as needed to meet its requirements.

Off Balance Sheet Arrangements
------------------------------

o    None.

Contractual Obligations
-----------------------

o    None.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from changes in market rates and prices. We are primarily exposed to equity price risk, which arises from exposure to securities that represent an ownership interest in our portfolio companies. The value of our equity securities and our other investments are based on quoted market prices or our Board of Directors' good faith determination of their fair value (which is based, in part, on quoted market prices). Market prices of common equity securities, in general, are subject to fluctuations, which could cause the amount to be realized upon the sale or exercise of the instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of our portfolio companies, the relative price of alternative investments, general market conditions and supply and demand imbalances for a particular security.

ITEM 4: CONTROLS AND PROCEDURES

                      Evaluation of Controls and Procedures

The Company's board of directors and management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based upon that evaluation, the Company's board of directors and management, including the CEO and CFO, concluded that, as of June 30, 2006, the Company's disclosure controls and procedures were effective in alerting management on a timely basis to material Company information that would be required to be included in our periodic filings with the SEC.

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


ITEM 1:  LEGAL PROCEEDINGS

Not applicable.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2006, we issued a total of 1,120,960 shares of our common stock. Pursuant to our current offering circular, we issued 380,000 shares for $380,000 in cash and we issued 60,000 shares in exchange for notes and other debts of the Company of $78,000. In addition, 588,235 restricted shares were issued for $100,000 in cash and 7,725 shares were issued for a liability of Rudy in the amount of $8,111.

All of the shares issued were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5: OTHER INFORMATION

Not applicable.

ITEM 6: EXHIBITS

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

                                                 GLOBAL BEVERAGE SOLUTIONS, INC.



Date: August 9, 2006                             By: /s/ Richard T. Clark
                                                     ---------------------------
                                                     Richard T. Clark,
                                                     Chief Executive Officer