Form 10-Q
period 2006-09-30
Global Beverage Solutions, Inc.
filed 2006-11-17
CIK 1084133

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                      For Quarter Ended: SEPTEMBER 30, 2006


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

The number of shares outstanding of registrant's common stock, par value $.001 per share, as of September 30, 2006 was 43,661,515 shares.

                         GLOBAL BEVERAGE SOLUTIONS, INC.

                                      INDEX

                                                                           Page
                                                                           No.
                                                                           ---

Part I        Financial Information

     Item 1:  Condensed Financial Statements

              Statements of Net Assets as of September 30, 2006 and
                December 31, 2005                                           3
              Statements of Operations - For the Three Months Ended
                September 30, 2006 and 2005                                 4
              Statements of Operations - For the Nine Months Ended
                September 30, 2006 and 2005                                 5
              Statements of Cash Flows - For the Nine Months Ended
                September 30, 2006 and 2005                                 6
              Statements of Changes in Net Assets - For the Nine
                Months Ended September 30, 2006 and 2005                    7
              Financial Highlights for the Nine Months Ended
                September 30, 2006 and 2005                                 8
              Schedule of Investments as of September 30, 2006 and
                December 31, 2005                                          9-10
              Notes to Financial Statements                               11-19
     Item 2:  Managements Discussion and Analysis of Financial
                Condition and Results of Operations                       20-29
     Item 3:  Quantitative and Qualitative Disclosure about Market Risk     30
     Item 4:  Controls and Procedures                                       30

Part II       Other Information                                           31-32

     Item 1:  Legal Proceedings
     Item 1A: Risk Factors
     Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds
     Item 3:  Defaults Upon Senior Securities
     Item 4:  Submission of Matters to a Vote of Security Holders
     Item 5:  Other Information
     Item 6:  Exhibits
     Signatures
     Exhibits                                                             33-36


PART 1:    FINANCIAL INFORMATION
ITEM 1:    FINANCIAL STATEMENTS

                                         GLOBAL BEVERAGE SOLUTIONS, INC.
                                       Condensed Statements of Net Assets
                                    September 30, 2006 and December 31, 2005


                                                                                  2006                2005
                                                                                  ----                ----
                                                                               (Unaudited)
ASSETS
Investments in controlled portfolio companies (cost $7,398,869
   at September 30, 2006 and $5,715,000 at December 31, 2005)                 $  6,387,369        $  5,715,000
Investments in non-afilliated portfolio companies (cost $200,000
   at September 30, 2006 and December 31, 2005)                                          -                   -
                                                                              -------------       -------------
     Total investments                                                           6,387,369           5,715,000
Cash and cash equivalents                                                          215,314             245,370
Interest and fees receivable from controlled portfolio companies                    53,798              13,889
Deposits and prepaid expenses                                                        9,387              13,072
                                                                              -------------       -------------
  TOTAL ASSETS                                                                   6,665,868           5,987,331
                                                                              -------------       -------------

LIABILITIES
  Secured convertible promissory notes payable (Note 3)                          1,185,000                   -
  Accounts payable                                                                  93,423              25,857
  Accrued expenses                                                                  22,838             134,350
                                                                              -------------       -------------
  TOTAL LIABILITIES                                                              1,301,261             160,207
                                                                              -------------       -------------
NET ASSETS                                                                    $  5,364,607        $  5,827,124
                                                                              =============       =============

Commitments and contingencies (Note 6)

Composition of net assets:
  Preferred stock, $.001 par value; 50,000,000 shares
     authorized; no shares issued and outstanding                             $          -        $          -
  Common stock, $.0001 par value, authorized 950,000,000 shares;
    43,661,515 and 41,312,391 shares issued and outstanding at
     September 30, 2006 and December 31, 2005, respectively                         43,661              41,312
  Additional paid in capital                                                    16,965,284          15,443,102
  Accumulated deficit:
    Accumulated net operating loss                                              (8,554,423)         (7,578,875)
    Net realized loss on investments                                            (1,878,415)         (1,878,415)
    Net unrealized depreciation of investments                                  (1,211,500)           (200,000)
                                                                              -------------       -------------
Net assets                                                                    $  5,364,607        $  5,827,124
                                                                              =============       =============
Net asset value per share                                                     $     0.1229        $     0.1411
                                                                              =============       =============


See accompanying notes to condensed financial statements.


                                         GLOBAL BEVERAGE SOLUTIONS, INC.
                                       Condensed Statements of Operations
                                 Three Months Ended September 30, 2006 and 2005
                                                   (Unaudited)


                                                                                  2006                2005
                                                                                  ----                ----
INCOME FROM OPERATIONS:
  Interest income from portfolio companies                                    $     36,312        $          -
  Management income from portfolio companies                                         6,000                   -
                                                                              -------------       -------------
                                                                                    42,312                   -
EXPENSES:
  Officer and employee compensation                                                 36,500              54,407
  Director fees                                                                          -               4,500
  Professional fees                                                                 35,073              14,517
  Shareholder services and communications                                           17,378              12,528
  Interest expense (Note 3)                                                        552,875                   -
  Bad debt expense - portfolio company                                              50,369                   -
  Other general and administrative expense                                           6,484              24,130
  Loss on sale of furniture and fixtures                                                 -              12,874
                                                                              -------------       -------------
                                                                                   698,679             122,956
                                                                              -------------       -------------
LOSS BEFORE INCOME TAXES                                                          (656,367)           (122,956)
INCOME TAXES                                                                             -                   -
                                                                              -------------       -------------
NET LOSS FROM OPERATIONS                                                          (656,367)           (122,956)
                                                                              -------------       -------------

NET REALIZED AND UNREALIZED LOSSES:
  Net realized loss on investments, net of income tax benefit
     of $0                                                                               -                   -
  Change in unrealized depreciation of controlled affiliate
     investments, net of deferred tax benefit of -0-                            (1,011,500)           (405,177)
                                                                              -------------       -------------
        Net realized and unrealized losses                                      (1,011,500)           (405,177)
                                                                              -------------       -------------
NET DECREASE IN NET ASSETS FROM OPERATIONS                                    $ (1,667,867)       $   (528,133)
                                                                              =============       =============

NET DECREASE IN NET ASSETS FROM OPERATIONS PER SHARE,
  BASIC AND DILUTED                                                           $    (0.0382)       $    (0.0188)
                                                                              =============       =============
WEIGHTED AVERAGE SHARES OUTSTANDING                                             43,638,996          28,074,230
                                                                              =============       =============


See accompanying notes to condensed financial statements.


                                         GLOBAL BEVERAGE SOLUTIONS, INC.
                                       Condensed Statements of Operations
                                  Nine Months Ended September 30, 2006 and 2005
                                                   (Unaudited)


                                                                                  2006                2005
                                                                                  ----                ----
INCOME FROM OPERATIONS:
  Interest income from portfolio companies                                    $     72,278        $          -
  Management income from portfolio companies                                        18,000                   -
                                                                              -------------       -------------
                                                                                    90,278                   -
EXPENSES:
  Officer and employee compensation                                                113,000             166,498
  Director fees                                                                      1,500              13,800
  Professional fees                                                                185,322             314,052
  Shareholder services and communications                                           66,183              19,040
  Lawsuit settlement                                                                78,000                   -
  Bad debt expense - portfolio company                                              50,369                   -
  Interest expense (Note 3)                                                        552,875             306,500
  Other general and administrative expense                                          18,577              94,540
  Loss on sale of furniture and fixtures                                                 -              12,874
                                                                              -------------       -------------
                                                                                 1,065,826             927,304
                                                                              -------------       -------------
LOSS BEFORE INCOME TAXES                                                          (975,548)           (927,304)
INCOME TAXES                                                                             -                   -
                                                                              -------------       -------------
NET LOSS FROM OPERATIONS                                                          (975,548)           (927,304)
                                                                              -------------       -------------

NET REALIZED AND UNREALIZED LOSSES:
  Net realized loss on investments, net of income tax benefit
     of $0 for 2005                                                                      -             (69,825)
  Change in unrealized depreciation of controlled affiliate
     investments, net of deferred tax benefit of -0-                            (1,011,500)           (405,177)
                                                                              -------------       -------------
          Net realized and unrealized losses                                    (1,011,500)           (475,002)
                                                                              -------------       -------------
NET DECREASE IN NET ASSETS FROM OPERATIONS                                    $ (1,987,048)       $ (1,402,306)
                                                                              =============       =============

NET DECREASE IN NET ASSETS FROM OPERATIONS PER SHARE,
  BASIC AND DILUTED                                                           $    (0.0464)       $    (0.1184)
                                                                              =============       =============
WEIGHTED AVERAGE SHARES OUTSTANDING                                             42,847,225          11,848,650
                                                                              =============       =============


See accompanying notes to condensed financial statements.


                                         GLOBAL BEVERAGE SOLUTIONS, INC.
                                       Condensed Statements of Cash Flows
                                  Nine Months Ended September 30, 2006 and 2005
                                                   (Unaudited)


                                                                                  2006                2005
                                                                                  ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net decrease in net assets from operations                                   $ (1,987,048)       $ (1,402,306)
 Adjustments to reconcile net decrease in net assets from
    operations to net cash used in operating activities:
      Change in unrealized depreciation of investments                           1,011,500             405,177
      Bad debt expense - portfolio company                                          50,369                   -
      Depreciation                                                                       -              12,546
      Amortization of deferred financing costs                                           -              28,125
      Interest expense for intrinsic value of beneficial conversion
        feature on secured convertible promissory notes                            538,000                   -
      Beneficial conversion feature on convertible debentures                            -             234,926
      Loss on sale of furniture and fixtures                                             -              12,874
      Changes in operating assets and liabilities:
        Interest and fees receivable from portfolio companies                      (90,278)                  -
        Deposits and prepaid expenses                                                3,684              47,368
        Accounts payable and accrued expenses                                      117,586              67,409
                                                                              -------------       -------------
          Net cash used in operating activities                                   (356,187)         (593,881)
                                                                              -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in and advances to portfolio investment companies                 (1,683,869)           (627,699)
                                                                              -------------       -------------
          Net cash used in investing activities                                 (1,683,869)           (627,699)
                                                                              -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issued for cash                                                     825,000           1,105,000
  Proceeds from secured convertible promissory notes                             1,185,000                   -
  Proceeds from convertible debenture                                                    -              50,000
  Advance from related party                                                             -              11,500
  Proceeds from sale of common stock                                                     -              91,019
                                                                              -------------       -------------
          Net cash provided by financing activities                              2,010,000           1,257,519
                                                                              -------------       -------------
Net increase (decrease) in cash and cash equivalents                               (30,056)             35,939
Cash and cash equivalents, beginning of period                                     245,370              43,466
                                                                              -------------       -------------
Cash and cash equivalents, end of period                                      $    215,314        $     79,405
                                                                              =============       =============

SUPPLEMENTAL CASH FLOW INFORMATION
  CASH PAID FOR INTEREST AND INCOME TAXES:
     Interest                                                                 $          -        $          -
     Income taxes                                                                        -                   -

  NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Conversion of preferred series B to common stock                         $          -        $         57
     Common stock issued upon conversion of convertible debentures                       -             293,750
     Common stock issued for notes and other debts                                 161,531                   -


See accompanying notes to condensed financial statements.


                                         GLOBAL BEVERAGE SOLUTIONS, INC.
                                  Condensed Statements of Changes in Net Assets
                                  Nine Months Ended September 30, 2006 and 2005
                                                   (Unaudited)


                                                                                  2006                2005
                                                                                  ----                ----
CHANGES IN NET ASSETS FROM OPERATIONS:
  Net loss from operations                                                    $   (975,548)       $   (927,304)
  Net realized loss on sale of investments, net                                          -             (69,825)
  Change in net unrealized depreciation of investments, net                     (1,011,500)           (405,177)
                                                                              -------------       -------------
    Net decrease in net assets from operations                                  (1,987,048)         (1,402,306)
                                                                              -------------       -------------

CAPITAL STOCK TRANSACTIONS:
  Common stock issued for cash                                                     825,000           1,196,019
  Common stock issued for liabilities                                              161,531                   -
  Interest expense for intrinsic value of beneficial conversion
     feature on secured convertible promissory notes                               538,000                   -
  Conversion of convertible debentures                                                   -             293,751
                                                                              -------------       -------------
    Net increase in net assets from stock transactions                           1,524,531           1,489,770
                                                                              -------------       -------------
Net increase in net assets                                                        (462,517)             87,464
Net assets, beginning of period                                                  5,827,124             396,001
                                                                              -------------       -------------
Net assets, end of period                                                     $  5,364,607        $    483,465
                                                                              =============       =============


See accompanying notes to condensed financial statements.


                                         GLOBAL BEVERAGE SOLUTIONS, INC.
                                              Financial Highlights
                                  Nine Months Ended September 30, 2006 and 2005
                                                   (Unaudited)


                                                                                  2006                2005
                                                                                  ----                ----

PER SHARE INFORMATION
 Net asset value, beginning of period                                         $     0.1411        $     2.1302
 Net decrease from operations                                                      (0.0228)            (0.0783)
 Net change in realized losses and unrealized
  depreciation of investments, net                                                 (0.0236)            (0.0401)
 Net increase from stock transactions                                               0.0282             (1.9967)
                                                                              -------------       -------------
     Net asset value, end of period                                           $     0.1229        $     0.0151
                                                                              =============       =============

Per share market value:
     Beginning of period                                                      $       1.67        $      13.00
     End of period                                                                    0.60                0.69
Investment return, based on market price at end of period (1)                        -64.1%              -94.7%

RATIOS/SUPPLEMENTAL DATA
 Net assets, end of period                                                    $  5,364,607        $    483,465
 Average net assets                                                              6,311,920             404,882
 Annualized ratio of expenses to average net assets                                     23%                305%
 Annualized ratio of net decrease in net assets from operations to
     average net assets                                                                 42%                462%
 Shares outstanding at end of period                                            44,784,750          31,975,969
 Weighted average shares outstanding during period                              42,847,225          11,848,650


(1) Periods of less than one year are not annualized


See accompanying notes to condensed financial statements.



                                             GLOBAL BEVERAGE SOLUTIONS, INC.
                                                 SCHEDULE OF INVESTMENTS
                                                   September 30, 2006
                                                       (Unaudited)


             DATE OF                                                           HISTORICAL         FAIR         % NET
  SHARES   ACQUISITION                                                            COST           VALUE         ASSETS
                         COMMON STOCK IN PORTFOLIO COMPANIES

                                     CONTROLLED
    44%      Jul-05      EON Beverage Group, Inc., privately held;
             Mar-06      manufactures structured water pursuant to
                         proprietary process                                 $ 1,011,500      $         -           0%
    80%      Nov-05      Rudy Beverage, Inc., privately held; manufactures
                         and sells beverages higher in nutritional value
                         and lower in sugar than existing brands               6,387,369        6,387,369         119%
                                                                             ------------     ------------     -------
                                                                               7,398,869        6,387,369         119%
                                                                             ------------     ------------     -------

                                   NON-AFFILIATED
                         Investments with $0 value - see schedule below          200,000                -
                                                                             ------------     ------------     -------
                         Total investments at September 30, 2006             $ 7,598,869        6,387,369         119%
                                                                             ===========
                         Cash and other assets, less liabilities                               (1,022,762)        -19%
                                                                                              ------------     -------
                         Net assets at September 30, 2006                                     $ 5,364,607         100%
                                                                                              ============     =======

                         SCHEDULE OF INVESTMENTS WITH $0 VALUE

     8%      Jun-05      Titanium Design Studio, Inc., privately held;
                         a titanium jewelry manufacturer                     $  200,000       $         -
                                                                             -----------      ------------
                                                                             $  200,000       $         -
                                                                             ===========      ============


See accompanying notes to condensed financial statements


                                             GLOBAL BEVERAGE SOLUTIONS, INC.
                                                 Schedule of Investments
                                                    December 31, 2005


             DATE OF                                                           HISTORICAL         FAIR         % NET
  SHARES   ACQUISITION                                                            COST           VALUE         ASSETS
                         COMMON STOCK IN PORTFOLIO COMPANIES

                                     CONTROLLED
     9%      Jul-05      EON Beverage Group, Inc., privately held;
                         10% of net assets; manufactures structured water
                         pursuant to proprietary process                     $   585,000      $   585,000          10%
    80%      Nov-05      Rudy Beverage, Inc., privately held; 85% of net
                         assets; manufactures and sells beverages higher
                         in nutritional value and lower in sugar than
                         existing brands                                       5,130,000        5,130,000          88%
                                                                             ------------     ------------     -------
                                                                               5,715,000        5,715,000          98%
                                                                             ------------     ------------     -------

                                   NON-AFFILIATED
                         Investments with $0 value - see schedule below          200,000                -           0%
                                                                             ------------     ------------     -------
                         Total investments at December 31, 2005              $ 5,915,000        5,715,000          98%
                                                                             ============
                         Cash and other assets, less liabilities                                  112,124           2%
                                                                                              ------------     -------
                         Net assets at December 31, 2005                                      $ 5,827,124         100%
                                                                                              ============     =======

                         SCHEDULE OF INVESTMENTS WITH $0 VALUE

     8%      Jun-05      Titanium Design Studio, Inc., privately held;
                         a titanium jewelry manufacturer                     $  200,000       $         -
    51%      Aug-04      Island Tribe, Inc., privately held; 0% of net
                         assets; distributor of extreme sports apparel          396,777                 -
   100%                  Costs associated with previously discontinued                -                 -
                         businesses, Unboxed Distribution, Inc. and Total
                         Sports Distribution, Inc.                               69,826                 -
                         Discontinued investments                              (466,603)
                                                                             -----------      ------------
                                                                             $  200,000       $         -
                                                                             ===========      ============


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

On June 19, 2003, the Company became a business development company ("BDC") pursuant to applicable provisions of the Investment Company Act of 1940. Until June 19, 2003 the Company was a development stage enterprise under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." Upon commencing their operations as a BDC, the Company no longer qualified under the guidelines of SFAS No. 7.

Mercury Software, a Nevada corporation, was incorporated on January 29, 1997 and its name was changed to MedEx Corp. on June 24, 2002. Aussie Apparel Group, Ltd. ("Aussie Apparel" or the "Company"), a Nevada corporation, was incorporated on August 26, 2002. In October 2002, MedEx Corp. issued an aggregate of 2,600 shares of its common stock to the shareholders of the Company in connection with the merger of the Company with MedEx Corp., whose name was then changed to Aussie Apparel Group, Ltd. on October 21, 2002. Since the shareholders of the Company became the controlling shareholders of MedEx after the exchange, the Company was treated as the acquirer for accounting purposes. Accordingly, the financial statements, as presented here, are the historical financial statements of the Company and include the transactions of MedEx only from the date of acquisition, using reverse merger accounting.

The Company's name was changed to Bluetorch Inc. ("Bluetorch") effective November 3, 2003. On April 25, 2005, the Company changed its name to Pacific Crest Investments and as a result of a conflict in name with an existing company again changed its name to Pacific Peak Investments on May 5, 2005. On October 10, 2005, the Company changed its name to Global Beverage Solutions, Inc. and began trading on the OTC Bulletin Board under the symbol GBVS.OB.

On April 18, 2005, the Company completed a 2,500-to-1 reverse stock split. The accompanying financial statements have been restated to reflect this stock split for all periods presented.

(B)   CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2006, and the results of operations and cash flows for all periods presented have been made.

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

(D)   GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2006, the Company has an accumulated deficit of $11,644,338 and had net losses totaling $1,987,048 for the nine months ended September 30, 2006. Additionally, as of September 30, 2006, the Company had a working capital deficit of $1,022,762. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through debt and equity financing arrangements which management believes should be sufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

As of September 30, 2006, the Company estimates it will require approximately $100,000 to meet its operating cash flow requirements and approximately $350,000 to meet its currently committed follow-on investments for the balance of 2006. The Company has cash of $215,314 at September 30, 2006, and management expects to continue to raise funds as needed to meet its requirements.

Management plans to take the following additional steps in response to these issues:

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

      On March 14, 2006, the Company filed a new Offering Circular that authorized the Company to raise up to $1,500,000 via sale of its common stock with a minimum share price of $.90. As of September 30, 2006, the Company had sold 841,000 shares and raised $859,000 against this limit (which includes cash in the amount of $781,000 and notes and other debts of the Company in the amount of $78,000). During the first quarter of 2006, the Company completed a prior Offering Circular and sold 1,485,714 shares for $104,000, which included $44,000 in cash and $60,000 in other debts of the Company. The Company has also issued 22,410 restricted shares for $23,531 in debts of Rudy.

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


(2)   INVESTMENTS

RUDY BEVERAGE, INC.
On November 17, 2005, the Company executed a Stock Purchase Agreement with the shareholders ("Sellers") of Rudy Beverage, Inc. ("Rudy"), a Nevada corporation, whereby the Company exchanged 6,000,000 shares of its common stock for 80% of the issued and outstanding common stock of Rudy. The Company's investment was valued at $4,860,000 based upon the trading price of the Company's common stock on the date of the transaction. The Sellers can receive up to 10,000,000 additional shares of the Company's common stock if Rudy achieves certain sales and net revenue goals by the twelve month periods ended June 30, 2007 and 2008. Rudy was founded by Rudy Ruettiger and Drew Carver to create a unique line of beverages higher in nutritional value but lower in sugar than existing brands. Rudy currently has developed two distinct products: Rudy Flying Colors, catering to children K1 through 8; and Rudy Revolution, a sport drink aimed at athletes across the board. The goal of the Rudy line of beverages is to create flavorful juice blends, some of which may incorporate the hydration capabilities of EON Structured Water (see below regarding discontinuance of support to EON by the Company). Rudy began sales during the quarter ended June 30, 2006, of its 55oz size drink and is currently expanding its production capability to include an 8oz size, a 16oz size, a 20oz size and a 32oz size. The Company has made follow-on investments in the form of loans in the total amount of $1,527,369 as of September 30, 2006, to Rudy.

EON BEVERAGE GROUP, INC.
On July 8, 2005, the Company consummated the transactions contemplated by the Share Purchase Agreement (dated June 28, 2005) with EON Beverage Group, Inc. ("EON") and, as a result, the Company invested $400,000 in exchange for 9% of the issued and outstanding common stock of EON. EON manufactures structured water through a proprietary process (patent pending) which alters the molecular structure of purified water. Structured water is a relatively new concept which is generally defined as water molecules organized through hydrogen bonding into distinct molecular structures. This allows the users of EON water to achieve enhanced intra-cellular hydration through significant absorption capability that is crucial for maximum biological activity and improved athletic performance, based on the representations of EON. The Company had made follow-on investments in the form of loans in the total amount of $611,500 as of September 30, 2006, to EON. These amounts were fully reserved at September 30, 2006, as discussed below.

During the first quarter of 2006, shareholders of the Company contributed their 35% ownership of EON to the Company, which increased the Company's ownership to 44%. No value was attributed to the increased interest based on the Company's valuation at the time. During September 2006, the Company determined that, without substantial additional capital, EON had little chance of becoming successful. With current capital committed to Rudy, the Company elected to discontinue funding EON and fully reserved its investment. This amounted to $1,011,500 which is included in change in unrealized depreciation of controlled affiliate investments and $50,369 in bad debt expense.

TITANIUM DESIGN STUDIO, INC.
On June 6, 2005, the Company signed a Share Purchase Agreement with Titanium Design Studio, Inc. ("TDS"), a Nevada corporation, whereby the Company invested $200,000 in cash in exchange for 8% of the issued and outstanding common stock of TDS. TDS has a proprietary manufacturing process which allows it to cast precision titanium jewelry resulting in a level of detail not obtainable by milling titanium. TDS can economically produce and supply jewelry in shapes and patterns which were previously considered to be impossible or uneconomical to manufacture. TDS believes its technology has applications in other industries, including aerospace, dentistry, sporting goods (fishing rods) and commemorative coins. Early in 2006, TDS relocated its operations to Thailand in order to access cheaper labor. The Board of Directors of the Company recorded a reserve in the amount of $200,000 relating to this investment at December 31, 2005.

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

Based on the previous methodology, the Company determined that its investments should be valued at September 30, 2006 as follows:

      o     RUDY BEVERAGE, INC.
            Rudy began its initial sales during the quarter ended June 30, 2006, of its 55oz bottle size in a number of flavors. Rudy completed an initial production run of its 8oz size in July and has plans to also produce 16oz, 20oz and 32oz sizes to meet its market needs. Accordingly, based upon the established valuation method, the investment in Rudy is valued at its cost of $4,860,000 plus loans of $1,527,369 at September 30, 2006.

      o     EON BEVERAGE GROUP, INC.
            EON has been involved in test marketing its structured water and has had limited revenues during this testing phase. During the first quarter of 2006, shareholders of the Company contributed their stock in EON to the Company, which increased the Company's ownership to 44%. While EON expected to sell a substantial volume of its structured water to Rudy for use in certain of its drinks, the Board of Directors has determined that EON will not achieve profitability without substantial additional investment, which the Company is unwilling to provide. Accordingly, the Company fully reserved its investment of $400,000 and fully reserved its advances of $611,500 for a total unrealized depreciation expense of $1,011,500 at September 30, 2006. Accounts receivable in the amount of $50,369 for interest charges and management fees were also fully reserved at September 30, 2006.

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

                    INVESTMENTS DISCONTINUED IN 2004 AND 2005

      o     ISLAND TRIBE, INC.
            As noted above, the Company sold its interest in Island Tribe on November 20, 2005.

      o UNBOXED DISTRIBUTION, INC. AND TOTAL SPORTS DISTRIBUTION, INC. Unboxed and Total Sports were fully reserved at December 31, 2004. the Company realized an additional loss of $69,825 during the three month period ended March 31, 2005, relating to liquidating these businesses.

(3)   SECURED CONVERTIBLE PROMISSORY NOTES PAYABLE

Secured convertible promissory notes payable at September 30, 2006 consist of the following:

Principal balance of notes                      $     1,185,000
                                                ===============

During the three months ended September 30, 2006, the Company issued 8%, one-year secured convertible promissory notes payable ("Secured Notes") to a group of investors in the aggregate amount of $1,185,000. The notes are convertible into restricted common shares at an initial rate of $.50 per share. Management has determined that these notes qualify as conventional convertible debt pursuant to APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" and EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," accordingly the embedded conversion option is not a derivative. The Company computed an intrinsic value of the beneficial conversion of $538,000 based on the quoted stock price on the grant dates. The beneficial conversion feature was credited to additional paid-in capital and charged to interest expense when the agreement commenced since the Secured Notes can be converted when issued.

The Secured Notes are collateralized by the Company's common stock investment in Rudy Beverage, Inc.

The Secured Notes include certain anti-dilutive provisions, such as an adjustment for stock splits and business combinations, adjustment for common stock dividends and distributions, adjustment for issuance of additional shares of common stock at a price per share less than the initial conversion price, and issuance of common stock equivalents at a price per share less than the initial conversion price.

(4)   EQUITY

COMMON STOCK:
Effective April 18, 2005, the Company implemented a 2500-to-1 reverse split of its common stock. Immediately following this reverse stock split, there were 218,500 issued and outstanding common shares of the Company.

During the nine months ended September 30, 2006, the Company issued a total of 2,349,124 shares of its common stock for cash in the amount of $825,000 and notes and other debts of the Company in the amount of $161,531. At September 30, 2006, there are 43,661,515 shares issued and outstanding.

PREFERRED STOCK:
The Company is authorized to issue up to 50,000,000 shares of preferred stock at $0.001 par value. At September 30, 2006, there are no preferred shares issued or outstanding.


(5)   STOCK SUBSCRIPTIONS CONVERTED TO SECURED CONVERTIBLE PROMISSORY NOTES

During the second quarter, the Company received $350,000 pursuant to common stock subscription agreements. The common stock was recorded as issued, based on state law, at June 30, 2006. Subsequent to the issuance of the second quarter Form 10Q, the Company mutually agreed with the investors to exchange these stock subscriptions for the Secured Notes described in Note 3. The Secured Notes are convertible into common shares at the rate of $.50 per share.


(6)   COMMITMENTS AND CONTINGENCIES

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

REGULATORY COMPLIANCE - As a BDC, the Company operates in a highly regulated environment and must comply with the requirements of the 1940 Act. The Company endeavors to be in compliance with the requirements of the Act as part of its investment strategy and oversight functions. Whereas compliance with such laws and regulations requires interpretation, the Company believes it is in compliance with such requirements at September 30, 2006. However, no assurances can be given that such requirements will not change or that differing interpretations could result in non-compliance or that such matters, if they arise, will be insignificant to the Company's financial position or results of operations.

LEGAL - On September 23, 2005, Golden Gate Investors, Inc. filed a complaint for breach of contract and specific performance of contract, Case No. GIC 854356 in the Superior Court of the State of California, County of San Diego, Central Division, against the Company. Plaintiff claims that they are owed $53,768 in actual losses and has further claimed they had damages in the amount of $24,851 as a result of an alleged breach of contract by the Company. Plaintiff has been granted a judgment in the amount of approximately $60,000, which amount was included in accrued expenses on the statements of net assets at December 31, 2005. The $60,000 liability was retired in exchange for 60,000 shares of the Company's common stock on May 10, 2006.

In addition, the Company agreed to settle a lawsuit in which they were a potential third party defendant. The Company accrued the $78,000 settlement amount in May 2006. On May 10, 2006, the Company issued 60,000 shares of its common stock in exchange for this liability.

OTHER ITEMS - The Company has a month-to-month agreement with its chief executive officer which provides for payment of compensation of $10,000 per month, commencing in January 2006. Effective September 1, 2006, this amount was reduced to $6,000 per month.

The Company leases its office facility on a month-to-month basis at the rate of $1,000 per month.

As of September 30, 2006, the Company has advanced Rudy $1,527,369. Based on current projections, the Company expects it will provide an additional $700,000 until Rudy reaches break-even. Of this amount, approximately $350,000 is expected to be required during the balance of 2006.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO SEPTEMBER 30, 2005 -

      o During the 2006 period we recognized revenue in the amount of $36,312 in interest income from portfolio companies and $6,000 in management fees from portfolio companies. We had no revenue during the 2005 period.

      o During the three months ended September 30, 2006, total expenses increased $575,723 (468%) to $698,679 from $122,956 in the prior year period.
            1. During the 2006 period, professional fees were $35,073 (142%) higher than in the 2005 period. The increase is primarily due to reversing previously accrued consulting fees associated with our investments in 2005 in the amount of $25,000.
            2. Officer and employee compensation declined $17,907 (33%) in 2006 from the amount in 2005. The decline includes a smaller staff and use of a part-time consultant for CFO in 2006.
            3. Other general and administrative expense declined $17,646 (73%) in 2006 as compared to 2005. This decline is primarily due to lower costs for insurance, rent, communications and travel in 2006 than experienced in 2005.
            4. The Company accrued $14,875 in interest expense on its new debt during the quarter ended September 30, 2006 and recorded the intrinsic value of the beneficial conversion feature relating to its secured convertible promissory notes payable ("Secured Notes") in the amount of $538,000.
            5. The Company recognized $50,369 in bad debt expense in 2006 related to its investment in EON which was fully reserved in September 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO SEPTEMBER 30, 2005 -

      o During the 2006 period we recognized revenue in the amount of $77,278 in interest income from portfolio companies and $18,000 in management fees from portfolio companies. We had no revenue during the 2005 period.

      o Total expense amounted to $1,065,826 in 2006 as compared to $927,304 in 2005, an increase of $138,522 (15%).
            1. Officer and employee compensation declined $53,498 (32%) due to a smaller staff in 2006 and use of a part-time consultant for CFO.
            2. Professional fees declined $128,730 (41%) in 2006 from the amount in 2005, primarily due to elimination of the consulting fees associated with our investments in 2005 in the amount of $121,578.
            3. Other general and administrative expenses declined $75,963 (80%) in the 2006 period primarily due to lower insurance, rent, communications and travel costs.
            4. We had interest expense of $306,500 in 2005 relating to the beneficial conversion feature of convertible debentures which were all retired in 2005 and interest expense of $552,875 in 2006 on the Secured Notes added during the quarter ended September 30, 2006 (including the intrinsic value of the beneficial conversion feature on the Secured Notes in the amount of $538,000).
            5. The Company recognized $50,369 in bad debt expense in 2006 related to its investment in EON which was fully reserved in September 2006.
            6. As more fully discussed in the notes to the condensed financial statements, we recorded a lawsuit settlement expense of $78,000 during the second quarter of the 2006 period.

LIQUIDITY AND CAPITAL RESOURCES

      o At September 30, 2006, we had net assets of $5,364,607 as compared to net assets of $5,827,124 at December 31, 2005. During the 2006 period, cash decreased $30,056 to $215,314, interest and fees receivable from controlled portfolio companies increased from $13,889 to $53,798 (our income during the period, less bad debt expense of $50,369) and our investments in portfolio companies increased $672,369 ($1,683,869 increase less reserve on EON of $1,011,500) net, from $5,715,000 to $6,387,369. Liabilities have increased $1,141,054 during 2006, primarily due to issuing $1,185,000 in Secured Notes during the three months ended September 30, 2006. Accordingly, the total asset increase of $678,537, when reduced by the increase in liabilities of $1,141,054 resulted in a decrease in net assets of $462,517.

      o As of September 30, 2006, the Company had limited revenues and had an accumulated deficit totaling $11,644,338. Additionally, as of September 30, 2006, the Company had a working capital deficit of $1,022,762. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through debt and equity financing arrangements which management believes should be sufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

NET ASSET VALUE

As a BDC, certain of our activities and disclosures are made in reference to Net Asset Value ("NAV") which is the value of our portfolio assets less debt and preferred stock. This may be viewed, simply and generalized, as the value of our assets available to our common stock holders. As of the date of the financial information in this report, the value of our portfolio of assets including investments and securities in portfolio companies and cash is $6,665,868 and from this, are subtracted liabilities and debts of $1,301,261. There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included if there were. The NAV is therefore $5,364,607. The Net Asset Value per Share ("NAV/S") is calculated by dividing the NAV by the number of common shares outstanding (43,661,515). The NAV/S is $.1229.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

MANAGEMENT'S ANALYSIS OF BUSINESS

We will have significant relative flexibility in selecting and structuring our investments. We will not be subject to many of the regulatory limitations that govern traditional lending institutions such as banks. We will seek to structure our investments so as to take into account the uncertain and potentially variable financial performance of our portfolio companies. This should enable our portfolio companies to retain access to committed capital at different stages in their development and eliminate some of the uncertainty surrounding their capital allocation decisions. We will calculate rates of return on invested capital based on a combination of up-front commitment fees, current and deferred interest rates and residual values, which may take the form of common stock, warrants, equity appreciation rights or future contract payments. We believe that this flexible approach to structuring investments will facilitate positive, long-term relationships with our portfolio companies and enable us to become a preferred source of capital to them. We also believe our approach should enable debt financing to develop into a viable alternative capital source for funding the growth of target companies that wish to avoid the dilutive effects of equity financings for existing equity holders.

Longer Investment Horizon - We will not be subject to periodic capital return requirements. These requirements, which are standard for most private equity and venture capital funds, typically require that these funds return to investors the initial capital investment after a pre-agreed time, together with any capital gains on such capital investment. These provisions often force such funds to seek the return of their investments in portfolio companies through mergers, public equity offerings or other liquidity events more quickly than they otherwise might, which can result in a lower overall return to investors and adversely affect the ultimate viability of the affected portfolio companies. Because we may invest in the same portfolio companies as these funds, we are subject to these risks if these funds demand a return on their investments in the portfolio companies. We believe that our flexibility to take a longer-term view should help us to maximize returns on our invested capital while still meeting the needs of our portfolio companies.

Established Deal Sourcing Network - We believe that, through our management and directors, we have solid contacts and sources from which to generate investment opportunities. These contacts and sources include:

      o     public and private companies,
      o     investment bankers,
      o     attorneys,
      o     accountants,
      o     consultants, and
      o     commercial bankers.

However, we cannot assure you that such relationships will lead to the origination of debt or other investments.

INVESTMENT CRITERIA

As a matter of policy, we will not purchase or sell real estate or interests in real estate or real estate investment trusts except that we may:

      o purchase and sell real estate or interests in real estate in connection with the orderly liquidation of investments, or in connection with foreclosure on collateral;
      o own the securities of companies that are in the business of buying, selling or developing real estate; or
      o     finance the purchase of real estate by our portfolio companies.

We will limit our investments in more traditional securities (stock and debt instruments) and will not, as a matter of policy:

      o sell securities short except with regard to managing the risks associated with publicly-traded securities issued by our portfolio companies;
      o purchase securities on margin (except to the extent that we may purchase securities with borrowed money); or
      o engage in the purchase or sale of commodities or commodity contracts, including futures contracts except where necessary in working out a distressed loan; or in those investment situations where hedging the risks associated with interest rate fluctuations is appropriate, and, in such cases, only after all necessary registrations or exemptions from registration with the Commodity Futures Trading Commission have been obtained.

Prospective Portfolio Company Characteristics - We have identified several criteria that we believe will prove important in seeking our investment objective with respect to target companies. These criteria will provide general guidelines for our investment decisions; however, we caution readers that not all of these criteria will be met by each prospective portfolio company in which we choose to invest.

Experienced Management - We will generally require that our portfolio companies have an experienced president or management team. We will also require the portfolio companies to have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests. We intend to provide assistance in this area either supervising management or providing management for our portfolio companies.

Products or Services - We will seek companies that are involved in products or services that do not require significant additional capital or research expenditures. In general, we will seek target companies that make innovative use of proven technologies or methods.

Proprietary Advantage - We expect to favor companies that can demonstrate some kind of proprietary sustainable advantage with respect to their competition. Proprietary advantages include, but are not limited to:

      o patents or trade secrets with respect to owning or manufacturing its products, and
      o a demonstrable and sustainable marketing advantage over its competition

Marketing strategies impose unusual burdens on management to be continuously ahead of its competition, either through some kind of technological advantage or by being continuously more creative than its competition.

Profitable or Nearly Profitable Operations Based on Cash Flow from Operations - We will focus on target companies that are profitable or nearly profitable on an operating cash flow basis. Typically, we would not expect to invest in start-up companies unless there is a clear exit strategy in place.

Potential for Future Growth - We will generally require that a prospective target company, in addition to generating sufficient cash flow to cover its operating costs and service its debt, demonstrate an ability to increase its revenues and operating cash flow over time. The anticipated growth rate of a prospective target company will be a key factor in determining the value that we ascribe to any warrants or other equity securities that we may acquire in connection with an investment in debt securities.

Exit Strategy - Prior to making an investment in a portfolio company, we will analyze the potential for that company to increase the liquidity of its common equity through a future event that would enable us to realize appreciation, if any, in the value of our equity interest. Liquidity events may include:

      o     an initial public offering,
      o     a private sale of our equity interest to a third party,
      o     a merger or an acquisition of the portfolio company, or
      o a purchase of our equity position by the portfolio company or one of its stockholders.

We may acquire warrants to purchase equity securities and/or convertible preferred stock of the eligible portfolio companies in connection with providing financing. The terms of the warrants, including the expiration date, exercise price and terms of the equity security for which the warrant may be exercised, will be negotiated individually with each eligible portfolio company, and will likely be affected by the price and terms of securities issued by the eligible portfolio company to other venture capitalists and other holders. We anticipate that most warrants will be for a term of five to ten years, and will have an exercise price based upon the price at which the eligible portfolio company most recently issued its equity securities or, if a new equity offering is imminent, the price at which such new equity securities will be offered. The equity securities for which the warrant will be exercised generally will be common stock of which there may be one or more classes or convertible preferred stock. Substantially all the warrants and underlying equity securities will be restricted securities under the 1933 Act at the time of the issuance. We will generally negotiate for registration rights with the issuer that may provide:

      o "piggyback" registration rights, which will permit us under certain circumstances, to include some or all of the securities owned by us in a registration statement filed by the eligible portfolio company, or

      o in circumstances, "demand" registration rights permitting us under certain circumstances, to require the eligible portfolio company to register the securities under the 1933 Act, in some cases at our expense. We will generally negotiate net issuance provisions in the warrants, which will allow us to receive upon exercise of the warrant without payment of any cash a net amount of shares determined by the increase in the value of the issuer's stock above the exercise price stated in the warrant.

Liquidation Value of Assets - Although we do not intend to operate as an asset-based lender, the prospective liquidation value of the assets, if any, collateralizing any debt securities that we hold will be an important factor in our credit analysis. We will emphasize both tangible assets, such as:

      o     accounts receivable,
      o     inventory, and
      o     equipment,

and intangible assets, such as:

      o     intellectual property,
      o     customer lists,
      o     networks, and
      o     databases.

INVESTMENT PROCESS

Due Diligence - If a target company generally meets the characteristics described above, we will perform initial due diligence, including:

      o     company and technology assessments,
      o     evaluation of existing management team,
      o     market analysis,
      o     competitive analysis,
      o     evaluation of management, risk analysis and transaction size,
      o     pricing, and
      o     structure analysis.

Much of this work will be done by management and professionals who are well known by management. The criteria delineated above provide general parameters for our investment decisions. We intend to pursue an investment strategy by further imposing such criteria and reviews that best insures the value of our investments. As unique circumstances may arise or be uncovered, not all of such criteria will be followed in each instance but the process provides a guideline by which investments can be prudently made and managed. Upon successful completion of the preliminary evaluation, we will decide whether to deliver a non-binding letter of intent and move forward towards the completion of a transaction.

In our review of the management team, we look at the following:

      o Interviews with management and significant shareholders, including any financial or strategic sponsor;
      o     Review of financing history;
      o     Review of management's track record with respect to:
            o     product development and marketing,
            o     mergers and acquisitions,
            o     alliances,
            o     collaborations,
            o research and development outsourcing and other strategic activities;
      o     Assessment of competition; and
      o     Review of exit strategies.

In our review of the financial conditions, we look at the following:

      o     Evaluation of future financing needs and plans;
      o     Detailed analysis of financial performance;
      o     Development of pro forma financial projections; and
      o Review of assets and liabilities, including contingent liabilities, if any, and legal and regulatory risks.

In our review of the products and services of the portfolio company, we look at the following:

      o     Evaluation of intellectual property position;
      o     Review of existing customer or similar agreements and arrangements;
      o     Analysis of core technology;
      o     Assessment of collaborations;
      o     Review of sales and marketing procedures; and
      o     Assessment of market and growth potential.

Upon completion of these analyses, we will conduct on-site visits with the target company's management team. Also, in cases in which a target company is at a mature stage of development and if other matters that warrant such an evaluation, we will obtain an independent appraisal of the target company.

ONGOING RELATIONSHIPS WITH PORTFOLIO COMPANIES

Monitoring - We will continuously monitor our portfolio companies in order to determine whether they are meeting our financing criteria and their respective business plans. We may decline to make additional investments in portfolio companies that do not continue to meet our financing criteria. However, we may choose to make additional investments in portfolio companies that do not do so, but we believe that we will nevertheless perform well in the future.

We will monitor the financial trends of each portfolio company to assess the appropriate course of action for each company and to evaluate overall portfolio quality. Our management team and consulting professionals, who are well known by our management team, will closely monitor the status and performance of each individual company on at least a quarterly and, in some cases, a monthly basis.

We will use several methods of evaluating and monitoring the performance and fair value of our debt and equity positions, including but not limited to the following:

      o Assessment of business development success, including product development, financings, profitability and the portfolio company's overall adherence to its business plan;
      o     Periodic and regular contact with portfolio company management to discuss financial position, requirements and accomplishments;
      o     Periodic and regular formal update interviews with portfolio company management and, if appropriate, the financial or strategic sponsor;
      o     Attendance at and participation in board meetings;
      o Review of monthly and quarterly financial statements and financial projections for portfolio companies.

Managerial Assistance - As a business development company, we will offer, and in many cases may provide, significant managerial assistance to our portfolio companies. This assistance will typically involve:

      o     monitoring the operations of our portfolio companies,
      o     participating in their board and management meetings,
      o     consulting with and advising their officers, and
      o     providing other organizational and financial guidance.

INVESTMENT AMOUNTS

The amount of funds committed to a portfolio company and the ownership percentage received will vary depending on the maturity of the portfolio company, the quality and completeness of the portfolio company's management team, the perceived business opportunity, the capital required compared to existing capital, and the potential return. Although investment amounts will vary considerably, we expect that the average investment, including follow-on investments, will be between $25,000 and $5,000,000.

COMPETITION

Our primary competitors to provide financing to target companies will include private equity and venture capital funds, other equity and non-equity based investment funds and investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of these entities have substantially greater financial and managerial resources than we will have. We believe that our competitive advantage with regard to quality target companies relates to our ability to negotiate flexible terms and to complete our review process on a timely basis. We cannot assure you that we will be successful in implementing our strategies.

CURRENT PORTFOLIO COMPANIES

      o     RUDY BEVERAGE, INC.
            Rudy began its initial sales during the quarter ended June 30, 2006, of its 55oz bottle size in a number of flavors. Rudy completed an initial production run of its 8oz size in July and has plans to also produce 16oz, 20oz and 32oz sizes to meet its market needs. Rudy is now completing its full product line and is establishing itself for a potentially significant expansion in sales.

      o     EON BEVERAGE GROUP, INC.
            EON has been involved in test marketing its structured water and has had limited revenues during this testing phase. While EON expected to sell a substantial volume of its structured water to Rudy for use in certain of its drinks, the Board of Directors has determined that EON will not achieve profitability without substantial additional investment, which the Company is unwilling to provide. Accordingly, the Company fully reserved its investment of $400,000 and fully reserved its advances of $611,500 for a total unrealized depreciation expense of $1,011,500 at September 30, 2006. Accounts receivable in the amount of $50,369 for interest charges and management fees was also fully reserved at September 30, 2006.

      o     TITANIUM DESIGN STUDIO, INC.
            Early in 2006, TDS relocated its operations to Thailand in order to access cheaper labor. As a result, the Company fully reserved its investment of $200,000 at December 31, 2005.

OFF BALANCE SHEET ARRANGEMENTS

      o     None.

CONTRACTUAL OBLIGATIONS

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


ITEM 4:    CONTROLS AND PROCEDURES

                      Evaluation of Controls and Procedures

The Company's board of directors and management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based upon that evaluation, the Company's board of directors and management, including the CEO and CFO, concluded that, as of September 30, 2006, the Company's disclosure controls and procedures were effective in alerting management on a timely basis to material Company information that would be required to be included in our periodic filings with the SEC.

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

                           PART II - OTHER INFORMATION


ITEM 1:    LEGAL PROCEEDINGS

Not applicable.

ITEM 1A:   RISK FACTORS

Not applicable.

ITEM 2:    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2006, we issued a total of 24,685 shares of our common stock. Pursuant to our current offering circular, we issued 10,000 shares for $10,000 in cash and we issued 14,685 shares in exchange for notes and other debts of Rudy in the amount of $15,419. In addition, stock subscription agreements for $350,000, which were reported in the second quarter as a sale of 350,000 shares of common stock, were exchanged during the third quarter for secured convertible promissory notes.

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

                                        GLOBAL BEVERAGE SOLUTIONS, INC.


Date:  November 17, 2006                By: /s/ Richard T. Clark
                                            ---------------------------
                                            Richard T. Clark,
                                            Chief Executive Officer