Form 10-K
period 2006-12-31
Global Beverage Solutions, Inc.
filed 2007-04-27
CIK 1084133

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                                    000-28027
                            (Commission File Number)

                         GLOBAL BEVERAGE SOLUTIONS, INC.
               (Exact Name of Registrant as Specified in Charter)

                                   90-0093439
                        (IRS Employer Identification No.)

                                     NEVADA
                                     ------
                 (State or Other Jurisdiction of Incorporation)

               2 S. UNIVERSITY DR, SUITE 220, PLANTATION, FL 33324
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                  7633 E 63RD PLACE, SUITE 220, TULSA, OK 74133
                  ---------------------------------------------
           (Former Address of Principal Executive Offices) (Zip Code)

                                  954-473-0850
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

         Securities Registered under Section 12 (b) of the Exchange Act:
                                      NONE

         Securities Registered under Section 12 (g) of the Exchange Act:
                         Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) filed all reports to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

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

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Revenues for the twelve months ended December 31, 2006, were $124,698.

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the issuer as of February 28, 2007, computed by reference to the market value (closing price) of the registrant's common stock, as reported by the over-the-counter bulletin board, and was approximately $16,669,000.

As of February 28, 2007, there were 132,610,400 shares of the issuer's common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit Index.

                                TABLE OF CONTENTS


                                                                            PAGE

PART I

ITEM 1            Business                                                     4
ITEM 1A           Risk Factors                                                15
ITEM 2            Properties                                                  32
ITEM 3            Legal Proceedings                                           32
ITEM 4            Submission of Matters to a Vote of Security Holders         32

PART II

ITEM 5            Market for Registrant's Common Equity, Related Stockholder
                   Matters and Issuer Purchases of Equity Securities          32
ITEM 6            Selected Financial Data                                     34
ITEM 7            Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       34
ITEM 7A           Quantitative and Qualitative Disclosures About Market Risk  41
ITEM 8            Financial Statements and Supplementary Data                 42
ITEM 9            Changes in and Disagreements With Accountants on
                    Accounting and Financial Disclosure                       65
ITEM 9A           Controls and Procedures                                     66
ITEM 9B           Other Information                                           66

PART III

ITEM 10           Directors, Executive Officers and Corporate Governance      67
ITEM 11           Executive Compensation                                      69
ITEM 12           Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters                70
ITEM 13           Certain Relationships and Related Transactions, and
                    Director Independence                                     71
ITEM 14           Principal Accountant Fees and Services                      72

PART IV

ITEM 15           Exhibits and Financial Statement Schedules                  72

SIGNATURES                                                                    73

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

ITEM 1:  BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

Global Beverage Solutions, Inc. ("Global," the "Company," "we," "our" or "us"), a Nevada corporation, was incorporated on January 29, 1997, with the name Mercury Software.

On June 19, 2003, we became a Business Development Company ("BDC") pursuant to applicable provisions of the Investment Company Act of 1940 (the "1940 Act").

Global provides equity and debt investment capital to fund growth, acquisitions and recapitalizations of small market companies primarily located in the United States. We are looking to invest in companies that are cash-flow positive or are likely to become cash-flow positive in the foreseeable future based on sound economic fundamentals. These entities will have the prospect for expansion as a result of access to capital and/or additional management acumen provided by Global. As part of this strategic process, we are looking for investment opportunities in the beverage product categories and/or services that have the potential for a positive return on investment, both in terms of current income and capital appreciation. Our investments can take the form of common and preferred stock and warrants or rights to acquire equity interests, senior and subordinated loans, or convertible securities. Our common stock is traded in the over-the-counter market and is quoted on the NASD Over The Counter Bulletin Board ("OTCBB") under the symbol GBVS.

Effective April 18, 2005, we implemented a 2500-to-1 reverse split of our common stock. Immediately following this reverse stock split, there were 218,500 of our common shares issued and outstanding. All share references are restated to give effect to the reverse stock split.

Pursuant to Regulation S-X, Rule 6, the Company will operate on a non-consolidated basis. Operations of the portfolio companies will be reported at the subsidiary level and only the appreciation or impairment of these investments in portfolio companies will be included in the Company's financial statements.

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

(c) NARRATIVE DESCRIPTION OF BUSINESS

BUSINESS SUMMARY

Under the election to be governed as a business development company under the 1940 Act, we have been organized to provide investors with the opportunity to participate, with a modest amount in venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments. In addition, we will provide professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing. We have decided to be regulated as a business development company under the 1940 Act, and will operate as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act. We will, at all times, conduct our business so as to retain our status as a BDC. We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC without the approval of the holders of a majority of our outstanding voting stock as defined under the 1940 Act.

As a business development company, we are required to invest at least 70% of our total assets in qualifying assets, which, generally, are securities of private companies or securities of public companies whose securities are not eligible for purchase on margin (which includes many companies with thinly traded securities that are quoted in the pink sheets or the NASD Electronic Quotation Service.) We must also offer to provide significant managerial assistance to these portfolio companies. Qualifying assets may also include:

      o     cash,
      o     cash equivalents,
      o     U.S. Government securities, or
      o high-quality debt investments maturing in one year or less from the date of investment.

We may invest a portion of the remaining 30% of our total assets in debt and/or equity securities of companies that may be larger or more stabilized than target portfolio companies.

NATURE OF A BDC

The 1940 Act defines a BDC as a closed-end management investment company that provides small businesses that qualify as an eligible portfolio company with investment capital and also significant managerial assistance. A BDC is required under the 1940 Act to invest at least 70% of its total assets in qualifying assets consisting of eligible portfolio companies as defined in the 1940 Act and certain other assets including cash and cash equivalents.

An eligible portfolio company generally is a United States company that is not an investment company and that:

      o does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list;
      o is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or
      o     meets such other criteria as may be established by the SEC.

Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the eligible portfolio company. We may or may not control our portfolio companies.

An example of an eligible portfolio company is a new start up company or a privately owned company that has not yet gone public by selling its shares in the open market and has not applied for having its shares listed on a nationally recognized exchange such as the NYSE the American Stock Exchange, National Association of Securities Dealers' Automated Quotation System, or the National Market System. An eligible portfolio company can also be one which is subject to filing, has filed, or has recently emerged from reorganization protection under Chapter 11 of the Bankruptcy Act.

A BDC may invest the remaining 30% of its total assets in non-qualifying assets, including companies that are not eligible portfolio companies. The foregoing percentages will be determined, in the case of financings in which a BDC commits to provide financing prior to funding the commitment, by the amount of the BDC's total assets represented by the value of the maximum amount of securities to be issued by the borrower or lessee to the BDC pursuant to such commitment. As a BDC, we must invest at least 70% of our total assets in qualifying assets but may invest more in such qualifying assets.

PRIMARY STRATEGY

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

We will limit our investments in more traditional securities (stock and debt instruments) and will not, as a matter of policy:

      o sell securities short except with regard to managing the risks associated with publicly-traded securities issued by our portfolio companies;
      o Purchase securities on margin (except to the extent that we may purchase securities with borrowed money); or
      o engage in the purchase or sale of commodities or commodity contracts, including futures contracts except where necessary in working out distressed loan; or
      o investment situations or in hedging the risks associated with interest rate fluctuations, and, in such cases, only after all necessary registrations or exemptions from registration with the Commodity Futures Trading Commission have been obtained.

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

We may acquire warrants to purchase equity securities and/or convertible preferred stock of the eligible portfolio companies in connection with providing financing. The terms of the warrants, including the expiration date, exercise price and terms of the equity security for which the warrant may be exercised, will be negotiated individually with each eligible portfolio company, and will likely be affected by the price and terms of securities issued by the eligible portfolio company to other venture capitalists and other holders. We anticipate that most warrants will be for a term of five to ten years, and will have an exercise price based upon the price at which the eligible portfolio company most recently issued equity securities or, if a new equity offering is imminent, equity securities. The equity securities for which the warrant will be exercised generally will be common stock of which there may be one or more classes or convertible preferred stock. Substantially all the warrants and underlying equity securities will be restricted securities under the 1933 Act at the time of the issuance. We will generally negotiate for registration rights with the issuer that may provide:

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

INVESTMENT PROCESS

Due Diligence - If a target company generally meets the characteristics described above, we will perform initial due diligence, including:

      o     company and technology assessments,
      o     existing management team,
      o     market analysis,
      o     competitive analysis,
      o     evaluation of management, risk analysis and transaction size,
      o     pricing, and
      o     structure analysis.

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

DIVERSIFICATION

As a BDC, we must invest at least 70% of our total assets in qualifying assets consisting of investments in eligible portfolio companies and certain other assets including cash and cash equivalents. In order to receive favorable pass-through tax treatment on its distributions to our shareholders, we intend to diversify our pool of investments in such a manner so as to qualify as a diversified closed end management investment company. However, because of the limited size of the funding which is likely to be available to us, we will likely be classified as a non-diversified closed end investment company under the 1940 Act. Until we qualify as a registered investment company, we will not be subject to the diversification requirements applicable to RICs under the Internal Revenue Code. Therefore, we will not receive favorable pass through tax treatment on distributions to our shareholders. In the future, we will seek to increase the diversification of our portfolio so as to make it possible to meet the RIC diversification requirements, as described below. We cannot assure you, however, that we will ever be able to meet those requirements.

To qualify as a RIC, we must meet the issuer diversification standards under the Internal Revenue Code that require that, at the close of each quarter of our taxable year,

      o not more than 25% of the market value of our total assets is invested in the securities of a single issuer, and
      o at least 50% of the market value of our total assets is represented by cash, cash items, government securities, securities of other RICs, and other securities.

Each investment in these other securities is limited so that not more than 5% of the market value of our total assets is invested in the securities of a single issuer and we do not own more than 10% of the outstanding voting securities of a single issuer. For purposes of the diversification requirements under the Internal Revenue Code, the percentage of our total assets invested in securities of a portfolio company will be deemed to refer, in the case of financings in which we commit to provide financing prior to funding the commitment, to the amount of our total assets represented by the value of the securities issued by the eligible portfolio company to us at the time each portion of the commitment is funded.

INVESTMENT AMOUNTS

The amount of funds committed to a portfolio company and the ownership percentage received will vary depending on the maturity of the portfolio company, the quality and completeness of the portfolio company's management team, the perceived business opportunity, the capital required compared to existing capital, and the potential return. Although investment amounts will vary considerably, we expect that the average investment, including follow-on investments, will be between $25,000 and $1,000,000.

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

                           CURRENT PORTFOLIO COMPANIES
                           ---------------------------

BEVERAGE NETWORK OF MARYLAND, INC. ("BNM")
------------------------------------------
On February 23, 2007, we completed the purchase of BNM from XStream Beverage Network, Inc. ("XStream"). The transaction was structured as a merger of BNM into our wholly owned subsidiary Global Merger Corp. pursuant to the Agreement and Plan of Merger between the parties dated January 31, 2007, and as amended February 23, 2007.

Based in Jessup, Maryland, BNM engages in the distribution of beverages in the Mid-Atlantic States. XStream is an emerging brand development company in the new age beverage industry.

As a part of the transaction we issued 60,500,000 shares of our common stock and a $2,000,000 note payable to XStream. At closing, we paid $229,000 on the note and pursuant to the agreements will pay 40% of any subsequent cash proceeds received from the February 5, 2007 1-E Offering. The remaining note balance is to be paid in monthly installments of $25,000 commencing September 1, 2007. Additionally, if we raise any equity capital while the note is still outstanding, we are required to apply 35% of the net proceeds to reduce the note.

BNM had unaudited net revenue of $9,758,000 and a net loss of $149,000 during 2006.

AQUA MAESTRO, INC. ("AM")
-------------------------

On March 29, 2007, we completed the purchase of AM from its shareholders. The transaction was structured as a merger of AM into our wholly owned subsidiary, Global Beverage Acquisition Corp. pursuant to the Agreement and Plan of Merger and Reorganization between the parties dated March 29, 2007.

With the business office in Boca Raton, Florida and logistics in Fort Lauderdale, Florida, AM is engaged in the wholesale and retail distribution of domestic and imported bottled water, comprising forty-four brands and over one hundred-seventy different items. The wholesale client base is across North America and the Caribbean, including well-known hotels and resorts. In its retail home delivery division, AM provides product through its Internet site aquamaestro.com.

Consideration for the acquisition of AM includes $500,000 in cash, 10,000,000 shares of our common stock and an earn-out. The cash is payable $300,000 at closing and the balance in equal monthly installments of $22,222 beginning April 15, 2007. The earn-out is a percentage of defined gross profit equal to 10% of calendar 2008 gross profit, 5% of calendar 2009 gross profit and 3% of calendar 2010 gross profit.

RUDY PARTNERS, LTD. ("PARTNERS")
--------------------------------
On January 18, 2007, we executed an agreement with Partners wherein we agreed to sell our 80% interest in Rudy for an 8% secured promissory note in the amount of $6,000,000 plus assumption of the advances and receivables owed to us by Rudy. The agreement is expected to close before the end of April 2007. The note will be collateralized by 11,000,000 shares of our common stock and will be payable in six annual installments of $1,000,000 commencing January 31, 2008. In addition, Partners agreed to convert any notes payable by Rudy to us, once Partners becomes publicly-traded or a subsidiary of a publicly-traded company, into no more than 20% of the common stock of the publicly traded entity, based upon the market value of the public entity's common stock.

RUDY BEVERAGE, INC. ("RUDY")
----------------------------
On November 17, 2005, we executed a Stock Purchase Agreement with the shareholders ("Sellers") of Rudy, a Nevada corporation, whereby we exchanged 6,000,000 shares of our common stock for 80% of the issued and outstanding common stock of Rudy. The Sellers were eligible to receive up to 10,000,000 additional shares of our common stock if Rudy achieved certain sales and net revenue goals by the twelve month periods ending June 30, 2007 and 2008. Rudy was founded by Rudy Ruettiger and Drew Carver to create a unique line of beverages higher in nutritional value but lower in sugar than existing brands. Rudy currently has developed two distinct products: Rudy Flying Colors, catering to children K1 through 8; and Rudy Revolution, a sport drink aimed at athletes of all ages. The goal of the Rudy line of beverages is to create flavorful juice blends which are low in sugar.

We originally valued our investment in Rudy at December 31, 2006, based on the estimated value of the collateral on the Partners note of $3,375,000, resulting in an original adjustment of $3,294,760 as unrealized depreciation of our investment and recorded bad debt expense of $88,218 for our receivable from Rudy for interest accrued on loans. Subsequent to December 31, 2006, based on the decline in the collateral on the Partners note, that is, the shares of our common stock, we recorded an additional adjustment of $1,800,000 under guidance in FAS 5 for the additional decline in our common stock as of April 24, 2007.

EON BEVERAGE GROUP, INC. ("EON")
--------------------------------
On July 8, 2005, we consummated the transactions contemplated by the Share Purchase Agreement (dated June 28, 2005) with EON and, as a result, we invested $400,000 in exchange for 9% of the issued and outstanding common stock of EON. During the first quarter of 2006, shareholders of the Company contributed their stock in EON to us, which increased our ownership to 44%. While EON expected to sell a substantial volume of its structured water to Rudy for use in certain of its drinks, the Board of Directors has determined that EON will not achieve profitability without substantial additional investment, which we are unwilling to provide. Accordingly, we fully reserved our investment of $400,000 and fully reserved our advances of $611,500 for a total unrealized depreciation expense of $1,011,500 at September 30, 2006. Accounts receivable in the amount of $50,369 for interest charges and management fees were also fully reserved at September 30, 2006.

TITANIUM DESIGN STUDIO, INC. ("TDS")
------------------------------------
On June 6, 2005, we signed a Share Purchase Agreement with TDS, a Nevada corporation, whereby we invested $200,000 in cash in exchange for 8% of the issued and outstanding common stock of TDS. TDS has a proprietary manufacturing process which allows it to cast precision titanium jewelry resulting in a level of detail not obtainable by milling titanium. TDS can economically produce and supply jewelry in shapes and patterns which were previously considered to be impossible or uneconomical to manufacture. TDS believes its technology has applications in other industries, including aerospace, dentistry, sporting goods (fishing rods) and commemorative coins. Early in 2006, TDS relocated its operations to Thailand in order to access cheaper labor. As a result of our reduced influence on operations, our Board of Directors fully reserved our investment of $200,000 on December 31, 2005.


                           FORMER PORTFOLIO COMPANIES
                           --------------------------

As of December 31, 2006, Global has two wholly owned subsidiary companies, Unboxed Distribution, Inc. ("Unboxed") and Total Sports Distribution, Inc. ("Total Sports"). The operations of Unboxed and Total Sports were discontinued early in 2005 when it became evident that they would not be able to attain profitability within a reasonable period of time. During 2005, we also exchanged our 51% investment in Island Tribe, Inc. ("Island Tribe") for the 12,000 shares of our common stock which we had initially issued to acquire Island Tribe.

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

UNBOXED
-------
In September 2003, Unboxed signed a licensing agreement (with option to acquire) with Gotcha Brands, Inc. for the Bluetorch label.

On March 12, 2005, Global and Unboxed signed a Mutual Settlement and Release Agreement with Gotcha Brands Inc., the Bluetorch licensor. This agreement required Unboxed to cease the selling and marketing of Bluetorch apparel and we also agreed to change our corporate name by April 20, 2005.

This wholly owned subsidiary has been inactive since March 12, 2005.

TOTAL SPORTS
------------
On January 10, 2004, Total Sports entered into a license agreement (with an option to purchase) with Krash Distribution Inc. to license the True Skate Apparel (TSABrand) name for apparel and accessories.

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

This wholly owned subsidiary has been inactive since July 1, 2005.

ISLAND TRIBE
------------
In accordance with a Stock Purchase Agreement dated August 20, 2004, we purchased for 12,000 restricted shares of our common stock, a 51% interest in Island Tribe, a surf apparel company. This transaction was effective August 1, 2004 and the investment was valued at $372,000, based upon the trading price of our common stock at the time of the transaction. Over the next 4 years, the purchase agreement provided for us to receive an additional 24% ownership of Island Tribe. On November 20, 2005, we returned our 51% interest in Island Tribe in exchange for the 12,000 restricted shares we had originally issued for the acquisition and cancelled the shares.


VALUATION METHODOLOGY - We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized gains or losses being recognized. At December 31, 2006, approximately 99.94% of our total assets represented portfolio investments recorded at fair value. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistently applied valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

The primary responsibility of the Audit Committee is to oversee our financial reporting process on behalf of our Board of Directors and report the result of their activities to the Board. Such responsibilities shall include, but shall not be limited to, the selection and, if necessary, the replacement of our independent auditors and review and discussion with such independent auditors of
(i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including our system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in our annual report on Form 10-K. Terry Turner, an independent director, had been designated the Audit Committee's "financial expert."

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

The member of the Audit Committee is Terry Turner, an independent director of the Company. The members of the Investment Committee include the full Board of Directors.


ITEM 1A: RISK FACTORS

The purchase of securities offered hereby involves significant risks and is suitable only for investors of adequate financial means which have no need for liquidity in this investment and who can afford to lose their entire investment. Investing in common stock involves a high degree of risk. Certain risks relate to investments generally, others to us and our investments and others arise due to our present status but each investor should carefully consider all of the risks described below, together with all of the other information included in this prospectus, before you decide whether to make an investment in our common stock. The risks set out below are not the only risks we face. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment. The following risks affect us and our business:

GENERAL RISK FACTORS

INVESTMENTS IN OUR STOCK BY NEW SHAREHOLDERS WILL BE DILUTED IMMEDIATELY.

Due, in part, to increases in our share price, some of our present shareholders have acquired an interest in us at a total cost substantially less than the total cost that newer investors will likely pay for their shares. Therefore, the newer investors will bear a greater proportion of the risk of loss (measured by the cost of shares). As of February 28, 2007, there were 950,000,000 shares of common stock authorized and 132,610,400 common shares outstanding. All shares were considered issued at their par value.

WE MAY SELL ADDITIONAL EQUITY IN THE FUTURE THAT MAY FURTHER DILUTE THE VALUE OF YOUR INVESTMENT.

Reductions in the price of our stock resulting from the performance of our portfolio or other market conditions might result in stock being sold to new investors, including management, at prices below the price paid by you. Senior management may be granted the right, and others may have the right, under certain circumstances, to acquire additional shares of our stock at a price equal to the market price as it exists at a point in the future. If such a grant of a right occurred at a time where the price of the stock has fallen relative to the current market value and falls below the price paid by you, management might be given the right to purchase stock at a price below your cost. In either of these cases, the value of your investment would be further diluted.

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

OUR BUSINESS MAY BECOME SUBJECT TO EXTENSIVE ADDITIONAL REGULATION AT THE FEDERAL AND STATE LEVELS. THE VALUE OF SECURITIES OWNED BY US MAY BE ADVERSELY IMPACTED BY SUBSEQUENT REGULATORY CHANGES.

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

SALES OF SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK IN THE PUBLIC MARKET MAY HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK.

We filed an Offering Circular under Regulation E promulgated under the Securities Act of 1933 with the Securities and Exchange Commission on January 3, 2007 and filed an Amended Offering Circular on February 5, 2007, to raise up to $3,200,000 via sale of our common shares for a price of not less than $.15 per share. Upon consummation of this offering, we will issue from 9,142,857 to 21,333,333 additional shares of common stock. Following this offering, sales of substantial amounts of our common stock or the availability of such shares for sale could adversely affect the prevailing market price for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

Our board of directors also has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. Any such issuance will dilute the percentage ownership of shareholders and may, subject to the regulations pertaining to the minimum prices for which shares may be sold, further dilute the book value of the common stock. These issuances may also serve to enhance existing management's ability to maintain control of the Company.

WE HAVE INDICATED THAT, WHILE WE HAVE THE RIGHT, WE DO NOT INTEND TO ISSUE ADDITIONAL SENIOR SECURITIES, INCLUDING DEBT. IF WE WERE TO REVERSE THAT DECISION AND OFFER FOR SALE AND/OR ISSUE SENIOR SECURITIES, YOU WILL BE EXPOSED TO ADDITIONAL RISKS, INCLUDING THE TYPICAL RISKS ASSOCIATED WITH LEVERAGE.

You will be exposed to increased risk of loss if we incur debt to make investments. If we do incur debt, a decrease in the value of our investments would have a greater negative impact on the value of our common stock than if we did not use debt.

      o Our ability to pay dividends would be restricted if our asset coverage ratio were not at least 200% and any amounts that we use to service our indebtedness would not be available for dividends to our common stockholders.
      o It is likely that any debt we incur will be governed by an indenture or other instrument containing covenants restricting our operating flexibility.
      o The Company and you will bear the cost of issuing and servicing our senior securities.
      o Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock.

OUR INVESTMENTS MAY REQUIRE US TO RAISE ADDITIONAL CAPITAL ON DIFFERENT TERMS. WHILE WE DO NOT PRESENTLY INTEND TO ISSUE ADDITIONAL SENIOR SECURITIES OR CONVERTIBLE DEBT SECURITIES, MARKET CONDITIONS MAY REQUIRE US TO ISSUE NEW SECURITIES ON DIFFERENT TERMS.

There is no minimum amount of the Amended Offering Circular under Regulation E that must be sold. Even if all of the shares of the Offering are sold, we may require additional capital in the future. For additional requirements, while we have no present intention to do so, we may raise capital by issuing equity or convertible debt securities, and when we do, the percentage ownership of our existing stockholders will be diluted. In addition, any new securities we issue could have rights, preferences and privileges senior to the shares offered herein (although we have indicated that we do not intend to sell debt or preferred equity interests).

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

THE LACK OF LIQUIDITY IN OUR INVESTMENTS MAY ADVERSELY AFFECT OUR BUSINESS.

We will generally make investments in private companies. Substantially all of these securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, due to changes in or capital needs or otherwise, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or our investment adviser has material non-public information regarding such portfolio company.

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

YOUR INFLUENCE IN MATTERS REQUIRING SHAREHOLDER ACTION WILL BE SUBJECT TO THE PROBABILITY THAT MOST SHAREHOLDERS WILL FOLLOW MANAGEMENT'S DIRECTION.

While no officer or director holds a large percentage of the issued and outstanding shares of our voting securities (and, while there are presently no other securities that can be exchanged therefore, there are no classes of outstanding stock which would affect the percentages of voting securities), there are no major shareholders with a controlling and no consortium of shareholders has been identified with block of control or who would likely exercise voting control over all matters that may be submitted for approval by our shareholders. Without such a controlling block, management positions will be the most likely to be presented to shareholders and more likely to influence shareholder decisions (assuming a fact that shareholders will likely "vote with" management). Therefore, while the number of shares controlled by the officers and directors is less that a majority, their position of control is material and significant.

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

RISKS ASSOCIATED WITH BUSINESS DEVELOPMENT COMPANIES GENERALLY

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

While we believe that our management possesses certain fundamental business skills that will increase the likelihood, on our part, to succeed, our management team has never operated a BDC and must be considered as inexperienced when it comes to both the day to day operations of an investment company and the management of investments. We intend to rely on the general skills and business acumen of our management team as well as engaging other professionals and consultants from time to time to insure that we gain the expertise to manage a BDC.

WE MAY CHANGE OUR INVESTMENT POLICIES WITHOUT FURTHER SHAREHOLDER APPROVAL.

Although we are limited by the 1940 Act with respect to the percentage of our assets that must be invested in qualified portfolio companies, we are not limited with respect to the minimum standard that any investment company must meet, nor the industries in which those investment companies must operate. We may make investments without shareholder approval and such investments may deviate significantly from our historic operations. Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock. Additionally, to the extent that we invest in other investment companies, while this may be limited to the extent that such investment companies are not "qualifying assets" limiting the percentage of our assets which may be invested in such investment companies, an investment in another investment company might result in duplication of services, including management and administration relating to holding of assets, which duplication could result in expenditures and costs incurred without any value to the portfolio companies, the result of which would be reduced value to our shareholders.

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

SHARES IN A BDC WILL LIKELY TRADE AT A DISCOUNT.

Shares of many closed-end investment companies and most BDC's frequently trade at a discount to their net asset value. This characteristic is separate and distinct from the risk that our net asset value could decrease as a result of investment activities. This likely discount in share pricing in the market may pose a greater risk to investors expecting to sell their shares in a relatively short period following completion of this offering. We cannot predict whether our shares will trade at prices above, at or below our net asset value.

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

In addition, we may in the future seek to securitize or hypothecate loans we previously made to generate cash for funding new investments. To securitize or hypothecate these loans, we may contribute a pool of such loans to a wholly-owned subsidiary. This could include the sale of interests in the subsidiary on a non-recourse basis to purchasers who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools although we would expect to retain a portion of the equity in the securitized pool of loans. An inability to successfully securitize and sell all of part of such a loan portfolio could limit our ability to grow our business, fully execute our business strategy and decrease our earnings, if any. Moreover, the successful securitization of our loan portfolio might expose us to losses because the residual loans in which we do not sell interests will tend to be those that are riskier and more likely to generate losses.

OUR ELECTION TO BE GOVERNED AS A BDC WILL REQUIRE US TO COMPLY WITH SIGNIFICANT REGULATORY REQUIREMENTS.

We elected to be regulated as a Business Development Company under the 1940 Act and be subject to Sections 54 through 65 of said Act. As a result of this election, we are subject to the provisions of 1940 Act as it applies to BDCs as of the date of such election. Being subject to the BDC provisions requires us to meet significant numbers of regulatory and financial requirements. Compliance with these regulations is expensive and may create financial problems for us in the future. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations could have a material adverse effect on our business.

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

Under the 1940 Act, in order to maintain our status as a business development company, we must not acquire any assets other than "qualifying assets" unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. If we acquire mezzanine loans or dividend-paying equity securities from an issuer that has outstanding marginable securities at the time we make an investment, these acquired assets cannot be treated as qualifying assets since the issuer might not be consider an "eligible portfolio company" under the 1940 Act. "Marginable securities" include any non-equity security, pursuant to certain 1998 amendments to Regulation T under the Securities Exchange Act of 1934, as amended, which raises the question as to whether a private company that has outstanding debt securities would qualify as an eligible portfolio company.

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

Investments in growth stage companies offer the opportunity for significant gains. However, each investment involves a high degree of business and financial risk that can result in substantial losses. Among these are the risks associated with:

      o these companies may have limited financial resources and may be unable to meet their obligations under their securities that we hold, which may be accompanied by a deterioration in the value of their equity securities or of any collateral with respect to debt securities and a reduction in the likelihood of us realizing on any guarantees we may have obtained in connection with our investment;
      o they may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns;
      o because many of these companies are privately held companies, public information is generally not available about these companies. As a result, we will depend on the ability of our investment adviser to obtain adequate information to evaluate these companies in making investment decisions. If our investment adviser is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and we may lose money on our investments.
      o they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
      o companies operating at a loss or with substantial variations in operating results from period to period, with the need for, but generally limited ability to provide for internally, substantial additional capital to support expansion or to achieve or maintain a competitive position;
      o these companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and service capabilities, and larger number of qualified managerial and technical personnel; and
      o they may have less predictable operating results, may from time to time be parties to litigation, may be engaged in changing businesses with products subject to a risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our investment adviser could, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

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

OUR SUCCESS WILL DEPEND UPON THE SUCCESS OF THE PORTFOLIO COMPANIES AND, IN GREAT PART, UPON THE ABILITIES OF THEIR MANAGEMENT.

Although our management expects to provide portfolio companies with assistance (particularly with regard to capital formation, major personnel decisions, and strategic planning), the day-to-day operations will be controlled by the management of the portfolio companies. As the portfolio companies have yet to be identified, investors must rely upon our management to select portfolio companies that have, or can obtain, the necessary management resources. We will depend on the diligence, skill and network of business contacts of the senior management of each of the portfolio companies in which we invest and the professionals chosen by them, subject to the oversight of our senior management, and the information and interaction with management of the portfolio companies. Our future success will depend to a significant extent on the continued service of the senior management team of each portfolio company, the departure of any of whom, could have a material adverse effect on our ability to achieve our investment objective. Problems may arise at portfolio companies that local management do not recognize or cannot resolve. In addition, the management of portfolio companies may conceal the existence of problems from us.

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

LIMITATIONS ON AVAILABILITY OF INVESTMENT CAPITAL MAY ADVERSELY AFFECT OTHER INVESTMENTS.

We may be reliant on the availability of capital to generate profits under our investment strategy and such availability will depend, in part, on our ability to timely liquidate existing positions in order to reinvest the proceeds thereof. To the extent that we own securities which are not subject to a valid registration statement or otherwise available for trading under applicable securities laws, our ability to liquidate our position in such securities may be limited. We intend to require some of our portfolio companies to use their best efforts to cause a registration statement covering the resale of the securities we purchased to be filed and declared effective by the SEC or become otherwise freely tradeable. However, there can be no guarantee that the SEC or other regulating body will declare such a registration statement effective or permit such security to become free of restrictions within such period and, until such securities become freely tradable, we will likely be unable to freely liquidate such interests in restricted securities in the manner and at the prices desired. This resulting lack of liquidity could impair our ability to generate the cash flow from these positions to timely pay our liabilities or obtain funds for the purpose of reinvestment. Although we intend to maintain adequate liquidity to achieve our future investment objectives, there can be no assurance this can be accomplished in all circumstances.

PORTFOLIO COMPANIES ARE LIKELY TO NEED ADDITIONAL FUNDING.

We expect that many portfolio companies will require additional financing to satisfy their working capital requirements. The amount of additional financing needed will depend upon the maturity and objectives of the particular company. Each round of venture financing, whether from us or other investors is typically intended to provide a portfolio company with enough capital to reach the next major valuation milestone. If the funds provided are not sufficient, a portfolio company may have to raise additional capital at a price unfavorable to the existing investors, including us. The availability of capital is generally a function of capital market conditions that are beyond our control or any portfolio company. We cannot assure you that our management or the managements of portfolio companies will be able to predict accurately the future capital requirements necessary for success or that additional funds will be available to portfolio companies from any source. If funding is not available, some portfolio companies may be forced to cease operations.

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

Even if we meet all of the conditions of the 1933 Act, there may be no market for the securities that we hold. These limitations on liquidity of a BDC's investments could prevent a successful sale thereof, result in delay of any sale, or substantially reduce the amount of proceeds that might otherwise be realized. It is possible that one or more of the portfolio companies may not qualify to rely on such exemptions or to use a registration statement. In such event, we would end up owning "restricted" securities subject to resale under Rule 144.

THERE ARE RISKS WHICH RESULT FROM THE INHERENT CONCENTRATION OF INVESTMENTS PRIOR TO DIVERSIFICATION.

While we intend to allocate our investments among different portfolio companies, it is possible that, prior to our achieving diversification, a significant amount of or all of our investments and, hence, our Net Asset Value could, at any one time, be invested in the securities of just a few portfolio companies. Thus, our success and our Net Asset Value would be dependent on the success of just a few portfolio companies and all of the risks associated with ownership of such portfolio companies including success dependent on management, success dependent on market conditions within the industry or field of such portfolio companies, success dependent on achieving the business objectives of such portfolio companies and success dependent on economic conditions and other conditions relative to the operation of such portfolio companies, would become risks borne by us.

THERE ARE RISKS ASSOCIATED WITH INVESTMENTS IN COMPANIES WITH SMALL CAPITALIZATION.

The portfolio companies that we expect to trade in are thinly capitalized and generally will have a market capitalization below $100 million (and frequently below $25 million). These companies generally do not have experience, market awareness, tracking by analysts, institutional investors and other benefits of larger companies that result in more marketability and more stability pricing of their securities. This impacts the liquidity of securities issued by those portfolio companies. It is expected that the securities of most, if not all, of the portfolio companies will be thinly traded. This could present a problem when we determine to liquidate its position if it determines that it is in our best interest to liquidate such investment. We may not be able to sell the securities in the time frame and at the price we would like. Furthermore, in certain situations, as a result of a security being thinly traded, we could experience a significant loss in value should we be forced to liquidate our investments as a result of rapidly changing market conditions or other factors.

THERE ARE RISKS ASSOCIATED WITH INVESTMENTS IN COMPANIES WITH SECURITIES THAT ARE NOT READILY MARKETABLE.

We may invest in securities that are initially, or that later become, not readily marketable. For example, we may acquire restricted securities of an issuer in a private placement pursuant to an arrangement whereby the issuer agrees to register the resale of those securities, or, in the case of an investment in convertible or exchangeable securities, the securities underlying such securities, within a certain period of time. Such registration requires compliance with United States Federal and state securities laws and the approval of the SEC. Unless and until such registration or compliance with applicable regulation occurs, there is likely to be no market for the restricted securities. No assurance can be given that issuers will not breach their obligation to obtain or meet such registration or other compliance obligation. Similarly, securities that are at one time marketable may become unmarketable (or more difficult to market) for a number of reasons. For example, securities traded on a securities exchange or quotation system may become unmarketable if delisted from such exchange or quotation system for among other reasons, failing to satisfy the requirements for continued listing, which may include minimum price requirements. In addition, we may acquire restricted securities, for which no market exists, which are convertible or exchangeable into common stock of the issuer. No assurances can be given that a portfolio company which has sold a convertible security requiring exchange or conversion will not breach its obligation to convert or exchange such securities upon demand, in which case our liquidity may be adversely affected. In general, the stability and liquidity of the securities in which we invest will depend in large part on the creditworthiness of the issuers. Issuers' creditworthiness will be monitored on an ongoing basis by us. If there is a default by the issuer, we may have contractual remedies under the applicable transaction documents. However, exercising such contractual rights may involve delays in liquidating our position and the incurrence of additional costs.

Portfolio companies in which investments are made may have publicly-traded securities but those companies or their securities may become subject to restrictions due to non-compliance. Our ability to generate profits from our investment activities may be adversely affected by a failure of portfolio companies to comply with registration, conversion, exchange or other obligations under the agreements pursuant to which such securities have been sold to us. The failure of an issuer to register the resale of its securities sold to us may decrease the amount of available capital with which we may pursue other investment opportunities or meet current liabilities, such as the timely payment of redemptions. We may invest in securities that are convertible into or exchangeable for common stock of the issuer, the resale of which by us is (or is to be) registered. If an issuer refuses, is unable to, or delays in timely honoring its obligation to issue conversion or exchange securities, our ability to liquidate our position will be adversely affected, and our profits may be adversely affected.

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

WE MAY SUSTAIN LOSSES FROM FRAUD WITHIN OUR PORTFOLIO COMPANIES.

The risk of fraud losses on our assets varies with, among other things, the effectiveness of security procedures utilized. Management anticipates that fraud losses, if any, will be unlikely as controls and other security measures will have been adopted by each portfolio company as a condition to our investment to protect against fraudulent misappropriation of cash and other assets. However, although our management believes that any loss due to fraud will be unlikely, there can be no assurance that fraud loss experience will not become material in amount. Fraud at the BDC level is far less likely and BDC's are required to have and to have tested controls to limit this possibility. It must be noted that, in addition to basic controls as to financial data, BDC's are required to have in place certain safeguards which may render risks to investment assets from fraud to be nominal but these risks do exist and even requirements such as holding physical certificates of shares in portfolio companies in a safe do not, in and of themselves, eliminate the possibility of fraud. We maintain a fidelity bond relating to securities and assets in our possession.

WE DO NOT INTEND TO MAKE ANY INVESTMENTS IN NON-US ENTITIES AND SUCH INVESTMENTS MAY BE LIMITED BY THE ACT. IF A PORTFOLIO INVESTMENT WAS TO RE-DOMICILE OR OTHERWISE BECOME A FOREIGN INVESTMENT, WE WOULD BE FACED WITH ADDITIONAL RISKS. OUR INVESTMENTS IN FOREIGN SECURITIES MAY INVOLVE SIGNIFICANT RISKS IN ADDITION TO THE RISKS INHERENT IN U.S. INVESTMENTS.

Our investment strategy does not contemplate potential investments in securities of foreign companies. Nevertheless, we may acquire assets or investments that are or become foreign investments (such as a result of a merger or spin-off of a portfolio company). Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Although we expect that most of our investments will be U.S. dollar-denominated, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments.

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

We intend to specialize our investments primarily in a single industry, there are risks associated with this specialization. This risk is different than that associated with merely investing in a limited number of companies. One consequence of this lack of diversification is that the aggregate returns we realize may be significantly adversely affected by industry factors which may cause a number of such portfolio companies to perform poorly and require us to write down the value of any one or more of these investments. We intend to concentrate on making investments in the beverage industry and to invest, under normal circumstances, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) in companies in this industry. As a result, a downturn in the beverage industry could materially adversely affect a number of the portfolio companies and, consequently, affect our net asset value.

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

      o Costs of Production Risk. The profitability of beverage companies may be materially impacted by costs associated with production including raw materials and political factors where some raw materials originate across national or even state boundaries. Where raw materials may include fruits and vegetables, unseasonable extreme weather patterns could affect production and hence, costs.
      o Operational Risk. Like most industries, beverage companies are subject to various operational costs and risks arise in the unforeseen increase in cost increases within the industry.
      o Competition Risk. Like most industries, there is potential for increased competition in the beverage industry. This competition is reflected in risks associated with marketing and selling beverage in the evolving beverage market and a competitor's development of a lower-cost or better-marketed beverage might affect a number of portfolio companies at the same time.

LACK OF DIVERSITY OF INVESTMENTS BY A BDC PRESENTS RISKS ASSOCIATED WITH SPECIFIC INDUSTRIES.

We have indicated that our intent for the foreseeable future will be to focus our investments in a specific industry. Additionally, we do not anticipate that we will be able to diversify our investments within the industry during the early years of our pursuit of this investment strategy and, as a result, we will not gain the benefit of diversification which is the balancing of adverse economic conditions on most of our holdings in portfolio companies. Because our investments will be limited to a few portfolio companies primarily within a single industry, we will be subjected to the specific risks associated with operating a business in that industry.

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

We were incorporated in January 29, 1997 and we commenced investment operations on June 19, 2003, but the extent of our investment activities may characterize us as a newer investment company. While we have owned some portfolio companies, we have not realized any significant revenues from the sale or other liquidity events involving our past or present portfolio companies. As we have made investments only in two portfolio companies within our targeted industry, we have limited experience relating to the identification, evaluation and acquisition of target businesses and, accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have limited resources and have realized limited revenues to date. In addition, we will not achieve any revenues until, at the earliest, we are able to obtain funding, make investments and sell our position of securities in an underlying portfolio company for a profit. We will be wholly dependent for the selection, structuring, closing and monitoring of all of our investments on the diligence and skill of our management, acting under the supervision of our board of directors. None of these individuals has substantial experience, within the BDC business format, in acquiring and investing in growth stage companies, the negotiation of the terms of such investments and the monitoring of such investments after they are made. We cannot assure you that we will attain our investment objective.

We are subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that we will not achieve our investment objective and that the value of your investment in us could decline substantially or fall to zero. If we do not realize yields in excess of our expenses, we may incur operating losses and the market price of our shares may decline.

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

DISTRIBUTIONS TO SHAREHOLDERS MAY NEVER EQUAL THE AMOUNT INVESTED BY THE SHAREHOLDERS.

We cannot assure you that we will make any distributions to shareholders or that aggregate distributions, if any, will equal or exceed the shareholders' investment. Sales of portfolio company securities will be a principal source of distributable cash to shareholders. The directors have absolute discretion in the timing of distributions to shareholders. Securities acquired by us through equity investments will be held by us and will be sold or distributed at the sole discretion of the directors.

THERE ARE SIGNIFICANT POTENTIAL CONFLICTS OF INTEREST, WHICH COULD IMPACT OUR INVESTMENT RETURNS

Our executive officer(s) and director(s) serve or may serve as officers and directors of entities who operate in the same or related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. It is possible that new investment opportunities that would otherwise meet our investment objective may come to the attention of one of these entities, and, if so, such opportunity might not be offered, or otherwise made available, to us. However, Our executive officer(s) and director(s) do have fiduciary obligations to act in our best interests and must, in such a circumstance or conflict, endeavor to allocate investment opportunities in a fair and equitable manner over time so as not to discriminate one company against another, where equal fiduciary obligations are owed. In addition, they may not be available to us if there are time conflicts involving other entities.

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

WE HAVE LIMITED OPERATING HISTORY UPON WHICH TO BASE YOUR INVESTMENT DECISION.

While we started operations as of January 29, 1997, we did not elect to become a BDC until June 19, 2003, so we have a limited operating history available to evaluate the likelihood of the success of our business. Our prospects should be considered in light of the risks, expenses and uncertainties that may be encountered by development stage companies. Among other things, we must build our customer base, respond to competitive developments, attract, retain and motivate qualified employees and establish and maintain our technologies, products, and services on an ongoing basis. There can be no assurance that we will be successful in addressing such risks and implementing our business strategy.

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

WE CANNOT ASSURE YOU THAT WE WILL BE SUCCESSFUL IN SELLING OUR COMMON SHARES OR, IF SOLD, AT WHAT PRICE. WE HAVE LIMITED ASSETS WITHOUT THE SALE OF THESE COMMON SHARES AND WE CANNOT ASSURE YOU THAT WE WILL ATTAIN OUR INVESTMENT OBJECTIVE.

We have minimal cash or other assets and net worth from which to invest in successful portfolio companies to insure our success. Our success will depend, in part, upon raising the necessary funds to fund investments. The Offering described above is made on a "best efforts" basis; no one has made a commitment to purchase any shares of the Offering.

RESTRICTIONS IMPOSED UPON THE RESALE OF OUR CAPITAL STOCK MAY REQUIRE YOU TO HOLD YOUR STOCK FOR AN INDEFINITE PERIOD OF TIME.

None of the securities to be issued in this Offering will be registered under the Securities Act. The common stock being sold pursuant to this Offering is intended to be exempt from registration pursuant to Regulation E which permits, in conformity therewith, issuance of shares without restriction on further transfer. While we do not anticipate such an adverse decision or determination on the part of the Securities and Exchange Commission, the SEC has the right, even after permitting the offering to become effective, to enjoin the sale of securities or determine that such sales are not exempt under Regulation E. While we will make every effort to insure our compliance with the requirements under Regulation E, there can be no assurance of such exemption as the SEC does not, as a matter of policy, affirmatively indicate the effectiveness of the notification under Regulation E.

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

ITEM 2:  PROPERTIES

We maintained our corporate office at 7633 East 63rd Place, Suite 220, Tulsa, Oklahoma, on a month-to-month basis, at a cost of $1,000 per month until February 2007. Our new corporate office is located at 2 S. University Drive, Suite 220, Plantation, Florida 33324.

ITEM 3: LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings, nor, to our knowledge, is any legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts. While the outcome of these legal proceedings, if any, cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter.


                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the over-the-counter bulletin board stock market under the symbol "GBVS.OB".

The market closing and the high and low prices at the end of each quarter for the years ended December 31, 2006 and 2005 are as follows:

         QUARTER ENDED                   CLOSING        HIGH           LOW

         March 31, 2005                   1.25          1.75          1.25
         June 30, 2005                     .64          3.00           .10
         September 30, 2005                .68           .86           .51
         December 31, 2005                1.67          1.67           .40

         March 31, 2006                   1.15          2.04           .92
         June 30, 2006                     .94          1.59           .83
         September 30, 2006                .60          1.13           .46
         December 31, 2006                 .42           .61           .28

HOLDERS

As of February 28, 2007, there were 132,610,400 shares of common stock issued and outstanding, held by approximately 11,669 shareholders of record.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not currently have any equity compensation plans.

We granted options to the three owners of an advertising vendor used by Rudy to acquire 150,000 shares, each, of our common stock at an exercise price of $1.05 per share, the average price on the date of the grant, June 14, 2006. The stock option agreements expire on June 14, 2011, are fully vested and allow for payment of the exercise price in either cash or as an offset to their monthly billing of a minimum of 20%. During the year ended December 31, 2006, these individuals exercised options and acquired 25,962 shares of our common stock, through offset to their monthly billing, leaving a balance of options to acquire 424,038 shares.

RECENT SALES OF UNREGISTERED SECURITIES

      o Securities sold - Sales during the first three quarters of the fiscal year were reported in Item 2 of Part II of the Form 10-Q filed for each quarter. During the fourth quarter of 2006, 3,552 restricted shares of our common stock were issued to a vendor of Rudy in exchange for notes and other debts in the amount of $3,729. The shares issued were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.
      o     Use of proceeds - not applicable.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None during the year ended December 31, 2006.

ITEM 6: SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of and for each of the four fiscal years ended December 31, 2006, 2005, 2004 and 2003 and is derived from our audited financial statements. The data set forth below should be read in conjunction with "Item 8: Financial Statements" and related Notes to Financial Statements appearing elsewhere herein and "Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                             2006            2005             2004             2003
                                        ------------     ------------     ------------     ------------
Revenues                                $    124,698     $     13,889     $         --     $         --
Expenses                                   1,324,876        1,053,032        1,171,186        5,232,485
                                        ------------     ------------     ------------     ------------
     Net loss from operations             (1,200,178)      (1,039,143)      (1,171,186)      (5,232,485)
Net realized and unrealized losses        (6,106,260)        (666,603)      (1,411,812)              --
                                        ------------     ------------     ------------     ------------
     Net decrease in net assets from
          operations                    $ (7,306,438)    $ (1,705,746)    $ (2,582,998)    $ (5,232,485)
                                        ============     ============     ============     ============
Net decrease in net assets from
     operations per share, basic and
     diluted                            $    (0.1697)    $    (0.0926)    $   (23.1130)    $   (72.3408)
                                        ============     ============     ============     ============

Weighted average shares outstanding       43,052,471       18,418,649          111,755           72,331
                                        ============     ============     ============     ============

Statements of Net Assets Data:
  Investments at fair value             $  1,575,000     $  5,715,000     $    377,478     $    559,405
  Investments at cost                      7,881,260        5,915,000          377,478          559,405
  Cash and cash equivalents                      472          245,370           43,466              517
  Total assets                             1,575,946        5,987,331          523,795          559,922
  Total liabilities                        1,486,550          160,207          127,794          132,156
  Net assets                                  89,396        5,827,124          396,001          427,766

Net asset value per share               $     0.0020     $     0.1411     $     2.1302     $     5.6175
                                        ============     ============     ============     ============

  Common stock outstanding at
     year end                             43,665,067       41,312,391          185,896           76,149

The revenue from sales by the subsidiary portfolio companies is recorded on the books of the relevant portfolio companies and is not included in our revenues.

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

We will limit our investments in more traditional securities (stock and debt instruments) and will not, as a matter of policy:

      o sell securities short except with regard to managing the risks associated with publicly-traded securities issued by our portfolio companies;
      o Purchase securities on margin (except to the extent that we may purchase securities with borrowed money); or
      o engage in the purchase or sale of commodities or commodity contracts, including futures contracts except where necessary in working out distressed loan; or
      o investment situations or in hedging the risks associated with interest rate fluctuations, and, in such cases, only after all necessary registrations or exemptions from registration with the Commodity Futures Trading Commission have been obtained.

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

We may acquire warrants to purchase equity securities and/or convertible preferred stock of the eligible portfolio companies in connection with providing financing. The terms of the warrants, including the expiration date, exercise price and terms of the equity security for which the warrant may be exercised, will be negotiated individually with each eligible portfolio company, and will likely be affected by the price and terms of securities issued by the eligible portfolio company to other venture capitalists and other holders. We anticipate that most warrants will be for a term of five to ten years, and will have an exercise price based upon the price at which the eligible portfolio company most recently issued equity securities or, if a new equity offering is imminent, equity securities. The equity securities for which the warrant will be exercised generally will be common stock of which there may be one or more classes or convertible preferred stock. Substantially all the warrants and underlying equity securities will be restricted securities under the 1933 Act at the time of the issuance. We will generally negotiate for registration rights with the issuer that may provide:

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

INVESTMENT PROCESS

Due Diligence - If a target company generally meets the characteristics described above, we will perform initial due diligence, including:

      o     company and technology assessments,
      o     existing management team,
      o     market analysis,
      o     competitive analysis,
      o     evaluation of management, risk analysis and transaction size,
      o     pricing, and
      o     structure analysis.

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

INVESTMENT AMOUNTS

The amount of funds committed to a portfolio company and the ownership percentage received will vary depending on the maturity of the portfolio company, the quality and completeness of the portfolio company's management team, the perceived business opportunity, the capital required compared to existing capital, and the potential return. Although investment amounts will vary considerably, we expect that the average investment, including follow-on investments, will be between $25,000 and $1,000,000.

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

FORWARD LOOKING STATEMENTS

Certain statements contained in this report that are not historical fact are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "believes," "estimates," "projects" or similar expressions are intended to identify these forward-looking statements. These statements are subject to risks and uncertainties beyond our reasonable control that could cause our actual business and results of operations to differ materially from those reflected in our forward-looking statements. The safe harbor provisions provided in the Securities Litigation Reform Act do not apply to forward-looking statements we make in this report. Forward-looking statements are not guarantees of future performance. Our forward-looking statements are based on trends which we anticipate in our industry and our good faith estimate of the effect on these trends of such factors as industry capacity, product demand and product pricing. The inclusion of projections and other forward-looking statements should not be regarded a representation by us or any other person that we will realize our projections or that any of the forward-looking statements contained in this prospectus will prove to be accurate.

RECENT ACCOUNTING PRONOUNCEMENTS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on our financial position or operating results.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on our future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which for us would be our fiscal year beginning January 1, 2008. We are currently evaluating the impact of SFAS No. 157 but do not expect that it will have a material impact on our financial statements.

FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109" (FIN 48) prescribes guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. To recognize a tax position, the enterprise determines whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit, determined on a cumulative probability basis that is greater than 50 percent likely of being realized upon ultimate settlement. We adopted FIN 48 as of January 1, 2007. The cumulative effect of applying the Interpretation will be reported as an adjustment to the opening balance of retained earnings. The cumulative effect of adopting FIN 48 is expected to have no effect on the financial statements.

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

Pursuant to the requirements of the 1940 Act, our Board of Directors is responsible for determining in good faith the fair value of our investments for which market quotations are not readily available. At the current time, none of our investments has a market quotation.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had exhausted all of our liquidity. On January 3, 2007, we filed an Offering Circular under Regulation E, which was amended on February 5, 2007, to raise up to $3,200,000 at prices between $.15 and $.35 per share.

As of March 27, 2007, the offering had been completed with cash proceeds of $2,152,183 and notes of $1,141,517. From the proceeds, $692,796 has been paid to Xstream on our note payable to them, $310,807 was used in the acquisition of AM and $580,444 has been advanced to BNM.

We currently estimate total requirements for funds of approximately $2,500,000 to meet our operating cash flow requirements and our currently estimated follow-on investments in 2007. This requirement includes $300,000 in loan payments required by acquisitions; $830,000 in loan payments required by one of the acquired portfolio companies; $670,000 in follow-on investments for working capital in the acquired portfolio companies; and an estimated $700,000 to fund operating overhead for 2007. Of these amounts, approximately $700,000 has been raised as of March 27, 2007.


RESULTS OF OPERATIONS

REVENUES -
We accrued revenues from Rudy for interest income on loans in the amounts of $86,721 in 2006 and $1,497 in 2005. This entire amount was written off to bad debt expense when the valuation adjustment to our investment in Rudy was recorded, since it was unlikely to be collected. We accrued interest income of $19,977 and $2,392 and management fee income of $18,000 and $10,000, in 2006 and 2005, respectively, from EON. These amounts were written off as a bad debt in the amount of $50,369 at September 30, 2006, when it was determined that EON would require more funding than we wished to risk.

There were no revenues in 2004.

EXPENSES -
Total expenses as detailed in the Statements of Operations for the three years ended December 31, 2006, 2005 and 2004 have remained relatively stable in total with a decrease in 2005 from 2004 of 10% and an increase of 26% in 2006 from 2005.

Expenses in 2006 include $538,000 of interest expense which is the calculated value of the beneficial conversion feature of the secured convertible promissory notes payable issued during 2006. Other 2006 expenses which have been reduced from the prior year include compensation and benefits decreased $104,000; investment advisory services decreased $134,000; and other selling, general and administrative expenses decreased $63,000. These decreases were partially offset by increases in bad debts of $138,000; legal services of $100,000; and public relations, transfer agent and other professional services of $40,000.

Expenses in 2005 include increases from the 2004 amounts of $60,000 for a legal settlement and increases of $164,000 in total interest cost. Expenses in 2005 include declines from the 2004 amounts of $40,000 for legal services, $74,000 for investment advisory services, $58,000 for public relations, transfer agent and other professional services and a decline of $173,000 in other selling, general and administrative expenses.

It is anticipated that we should be able to operate within a budget of approximately $700,000 for 2007, excluding any bad debt expense and assuming only nominal continuing legal services.

NET REALIZED AND UNREALIZED LOSSES -
As an investment company under the Investment Company Act of 1940, all of our investments must be carried at market value or fair value as determined by management for investments which do not have readily determinable market values. Prior to this conversion, only marketable debt and equity securities and certain derivative securities were required to be carried at market value.

Beginning June 19, 2003, portfolio assets for which market prices are available are valued at those prices. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date. However, our current investments were acquired in privately negotiated transactions and may have no readily determinable market values. These securities are carried at fair value as determined by management and outside professionals as necessary under our valuation policy. Currently, the valuation policy provides for management's review of the management team, financial conditions, and products and services of the portfolio company. In situations that warrant such an evaluation, an independent business valuation may be obtained.

Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by management. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. We must determine the fair value of each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, its investment has also appreciated in value, where appropriate.

As an investment company, we invest primarily in illiquid securities including equity securities of private companies. The structure of each equity security is specifically negotiated to enable us to protect our investment and maximize our returns. We generally include many terms governing ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. Our investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

The net realized and unrealized losses may be summarized as follows:

                                         2006            2005            2004
                                      ----------      ----------      ----------
Realized losses:
  Unboxed and Total Sports            $       --      $   69,826      $1,411,812
  Island Tribe                                --         396,777              --
                                      ----------      ----------      ----------
                                      $       --      $  466,603      $1,411,812
                                      ==========      ==========      ==========

Unrealized losses:
  EON                                 $1,011,500      $       --      $       --
  Rudy                                 5,094,760              --              --
  TDS                                         --         200,000              --
                                      ----------      ----------      ----------
                                      $6,106,260      $  200,000      $       --
                                      ==========      ==========      ==========

Following an initial investment in a portfolio company, we may make additional investments in such portfolio company in order to: (1) increase our ownership percentage; (2) exercise warrants or options that were acquired in a prior financing; (3) preserve our proportionate ownership in a subsequent financing; or (4) attempt to preserve or enhance the value of our investment. Such additional investments are referred to as "follow-on" investments. There can be no assurance that we will make follow-on investments or have sufficient funds to made additional investments. The failure to make such follow-on investments could jeopardize the viability of the portfolio company and our investment or could result in a missed opportunity for us to participate to a greater extent in a portfolio company's successful operations. We attempt to maintain adequate liquid capital to make follow-on investments in our private portfolio companies. However, there can be no assurance that we will have sufficient liquid capital. We may elect not to make a follow-on investment either because we do not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with BDC requirements, even though the follow-on investment opportunity appears attractive.

Our investment activity during the two years ended December 31, 2006, is summarized as follows:


                                                                                           Island         Unboxed &
                                             Rudy             EON             TDS          Tribe         Total Sports      Total
                                          -----------     -----------     -----------    -----------     -----------    -----------
Fair market value at December 31, 2004    $        --     $        --     $        --    $   377,478     $        --    $   377,478
  Initial investment                        4,860,000         400,000         200,000             --              --      5,460,000
  Follow-on investments                       270,000         185,000              --         19,299          69,826        544,125
  Dispositions                                     --              --              --       (396,777)        (69,826)      (466,603)
                                          -----------     -----------     -----------    -----------     -----------    -----------
                                            5,130,000         585,000         200,000             --              --      5,915,000
Unrealized loss                                    --              --        (200,000)            --              --       (200,000)
                                          -----------     -----------     -----------    -----------     -----------    -----------
Fair market value at December 31, 2005      5,130,000         585,000              --             --              --      5,715,000
  Follow-on investments                     1,539,760         426,500              --             --              --      1,966,260
                                          -----------     -----------     -----------    -----------     -----------    -----------
                                            6,669,760       1,011,500              --             --              --      7,681,260
Unrealized loss                            (5,094,760)     (1,011,500)             --             --              --     (6,106,260)
                                          -----------     -----------     -----------    -----------     -----------    -----------
Fair market value at December 31, 2006    $ 1,575,000     $        --     $        --    $        --     $        --    $ 1,575,000
                                          ===========     ===========     ===========    ===========     ===========    ===========

OFF BALANCE SHEET ARRANGEMENTS

We do not have any significant off balance sheet arrangements.

NET ASSET VALUE

As a Business Development Company, certain of our activities and disclosures are made in reference to Net Asset Value which is the value of our portfolio assets less debt and preferred stock. This may be viewed, simply and generalized, as the value of our assets to our common shareholders. As of the date of the financial information in this report, the value of our portfolio of assets including investments in equity securities, accounts receivable from portfolio companies and cash is $1,575,946 and from this, are subtracted liabilities and debts of $1,486,550. There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included if there were. The Net Asset Value is therefore $89,396. The Net Asset Value per Share is $.0020.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         GLOBAL BEVERAGE SOLUTIONS, INC.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                            Page

Report of Independent Registered Public Accounting Firm -
  Turner, Stone & Company, LLP                                                43
Report of Independent Registered Public Accounting Firm -
  Squar, Milner, Peterson, Miranda & Williamson, LLP
  (formerly Squar, Milner, Reehl & Williamson, LLP)                           44
Statements of Net Assets at December 31, 2006 and 2005                        45
Statements of Operations for the years ended
  December 31, 2006, 2005 and 2004                                            46
Statements of Cash Flows for the years ended
  December 31, 2006, 2005 and 2004                                         47-48
Statements of Changes in Net Assets for the years ended
  December 31, 2006, 2005 and 2004                                            49
Schedules of Investments at December 31, 2006 and 2005                     50-51
Notes to Financial Statements                                              52-64
Schedules of Financial Ratios for the years ended
  December 31, 2006, 2005 and 2004                                            65

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
GLOBAL BEVERAGE SOLUTIONS, INC.

We have audited the accompanying statements of net assets, including the schedule of investments, of Global Beverage Solutions, Inc. (the "Company") as of December 31, 2006 and 2005, and the related statements of operations, changes in net assets and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Beverage Solutions, Inc. as of December 31, 2006 and 2005, and the results of its operations and cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has generated limited revenues and has incurred losses totaling $16,963,728 for the period from August 26, 2002 (inception) through December 31, 2006. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 9. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Turner, Stone & Company, LLP

APRIL 24, 2007
DALLAS, TEXAS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
GLOBAL BEVERAGE SOLUTIONS, INC.

We have audited the accompanying statements of operations, changes in net assets and cash flows of Global Beverage Solutions, Inc. (formerly, Bluetorch Inc.) (the "Company") for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Global Beverage Solutions, Inc. (formerly, Bluetorch Inc.) for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has generated no revenues and has incurred recurring losses from its inception. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 9. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP


APRIL 13, 2005
NEWPORT BEACH, CALIFORNIA
                                      44

                                    GLOBAL BEVERAGE SOLUTIONS, INC.
                                       Statements of Net Assets
                                December 31, 2006 and December 31, 2005

                                                                            2006             2005
                                                                        ------------     ------------

ASSETS
Investments in portfolio companies:
  Unaffiliated issuers (Cost $200,000 at December 31, 2006 and 2005)    $         --     $         --
  Controlled affiliate (Cost $6,669,760 at December 31, 2006
     and $5,130,000 at December 31, 2005)                                  1,575,000        5,130,000
  Non-controlled affiliate (Cost $1,011,500 at December 31, 2006
     and $585,000 at December 31, 2005)                                           --          585,000
                                                                        ------------     ------------
          Total investments in portfolio companies                         1,575,000        5,715,000
Cash and cash equivalents                                                        472          245,370
Interest and fees receivable from portfolio companies                             --           13,889
Deposits and prepaid expenses                                                    474           13,072
                                                                        ------------     ------------
  TOTAL ASSETS                                                             1,575,946        5,987,331
                                                                        ------------     ------------

LIABILITIES
  Accounts payable                                                           103,486           25,857
  Accrued expenses                                                            48,064          134,350
  Secured convertible promissory notes payable                             1,335,000               --
                                                                        ------------     ------------
  TOTAL LIABILITIES                                                        1,486,550          160,207
                                                                        ------------     ------------
NET ASSETS                                                              $     89,396     $  5,827,124
                                                                        ============     ============

Commitments and contingencies (Note 8)
Composition of net assets:
  Convertible preferred stock, $.001 par value; 50,000,000 shares
     authorized; no shares issued and outstanding                       $         --     $         --
  Common stock, $.001 par value, authorized 950,000,000 shares;
     43,665,067 and 41,312,391 shares issued and outstanding at
     December 31, 2006 and 2005, respectively                                 43,665           41,312
  Additional paid in capital                                              17,130,808       15,443,102
  Deferred option compensation                                              (121,349)              --
  Accumulated deficit:
    Accumulated net operating loss                                        (8,779,053)      (7,578,875)
    Net realized loss on investments                                      (1,878,415)      (1,878,415)
    Net unrealized depreciation of investments                            (6,306,260)        (200,000)
                                                                        ------------     ------------
NET ASSETS                                                              $     89,396     $  5,827,124
                                                                        ============     ============
NET ASSET VALUE PER SHARE                                               $     0.0020     $     0.1411
                                                                        ============     ============

See accompanying notes to financial statements.




                                         GLOBAL BEVERAGE SOLUTIONS, INC.
                                            Statements of Operations
                               Three Years Ended December 31, 2006, 2005 and 2004

                                                                     2006             2005             2004
                                                                 ------------     ------------     ------------
INCOME FROM OPERATIONS:
  Interest income
     Controlled affiliated portfolio company                     $     86,721     $      1,497     $         --
     Non-controlled affiliated portfolio company                       19,977            2,392               --
  Management income - non-controlled affiliated
     portfolio company                                                 18,000           10,000               --
                                                                 ------------     ------------     ------------
                                                                      124,698           13,889               --
EXPENSES:
  Compensation and benefits                                           160,437          264,533          257,347
  Non-cash option compensation                                         40,450               --               --
  Bad debt expense                                                    138,587               --               --
  Legal settlements                                                    78,000           60,000               --
  Accounting services                                                  54,819           43,727           52,063
  Legal services                                                      169,090           69,652          109,884
  Investment advisory services                                             --          134,964          209,412
  Board of director fees                                                1,500           13,800           22,100
  Public relations, transfer agent and other professional
     services                                                          74,503           34,651           92,633
  Other selling, general and administrative expenses                   21,426           84,831          257,833
  Interest expense                                                    586,064          334,000          169,914
  Loss on sale of furniture and fixtures                                   --           12,874               --
                                                                 ------------     ------------     ------------
                                                                    1,324,876        1,053,032        1,171,186
                                                                 ------------     ------------     ------------
LOSS BEFORE INCOME TAXES                                           (1,200,178)      (1,039,143)      (1,171,186)
INCOME TAXES                                                               --               --               --
                                                                 ------------     ------------     ------------
NET LOSS FROM OPERATIONS                                           (1,200,178)      (1,039,143)      (1,171,186)
                                                                 ------------     ------------     ------------

NET REALIZED AND UNREALIZED LOSSES:
  Net realized loss on controlled affiliated investments,
      net of income tax benefit of $0                                      --         (466,603)      (1,411,812)
  Change in unrealized depreciation of non-controlled
     affiliate investments, net of deferred tax expense of $0      (6,106,260)        (200,000)              --
                                                                 ------------     ------------     ------------
NET DECREASE IN NET ASSETS FROM OPERATIONS                       $ (7,306,438)    $ (1,705,746)    $ (2,582,998)
                                                                 ============     ============     ============

NET DECREASE IN NET ASSETS FROM OPERATIONS PER COMMON
  SHARE, BASIC AND DILUTED                                       $    (0.1697)    $    (0.0926)    $   (23.1130)
                                                                 ============     ============     ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                         43,052,471       18,418,649          111,755
                                                                 ============     ============     ============

See accompanying notes to financial statements.



                                           GLOBAL BEVERAGE SOLUTIONS, INC.
                                              Statements of Cash Flows
                                 Three Years Ended December 31, 2006, 2005 and 2004



                                                                           2006            2005            2004
                                                                        -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net decrease in net assets from operations                             $(7,306,438)    $(1,705,746)    $(2,582,998)
 Adjustments to reconcile net decrease in net assets from
    operations to net cash used in operating activities:
      Change in unrealized depreciation of investments                    6,106,260         200,000              --
      Non-cash option compensation                                           40,450              --              --
      Bad debts                                                             138,587              --              --
      Realized loss on investments in portfolio investment companies             --         458,203       1,411,812
      Depreciation                                                               --          12,546          10,813
      Amortization of deferred financing costs                                   --          28,125          28,125
      Amortization of beneficial conversion feature:
          Secured convertible promissory notes payable                      538,000              --              --
          Convertible debentures                                                 --         234,926         140,074
      Loss on sale of furniture and fixtures                                     --          12,874              --
      Proceeds from sale of furniture and fixtures                               --             300              --
      Accrued investment income                                            (124,698)        (13,889)             --
      Penalties related to conversion of Preferred Series B                      --              --          60,000
      Changes in operating assets and liabilities:
        Deposits and prepaid expenses                                        12,597          35,935          (3,843)
        Accounts payable and accrued expenses                               156,604          41,235          12,814
                                                                        -----------     -----------     -----------
          Net cash used in operating activities                            (438,638)       (695,491)       (923,203)
                                                                        -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                                          --              --         (36,533)
  Investments in and advances to portfolio investment companies          (1,966,260)     (1,144,124)       (857,886)
                                                                        -----------     -----------     -----------
          Net cash used in investing activities                          (1,966,260)     (1,144,124)       (894,419)
                                                                        -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common and preferred stock                      825,000       1,991,519       1,666,445
  Proceeds from:
     Secured convertible promissory notes payable                         1,335,000              --              --
     Convertible debentures                                                      --          50,000         250,126
  Loans payable                                                                  --              --         (26,000)
  Redemption of Preferred Series B                                               --              --         (30,000)
                                                                        -----------     -----------     -----------
          Net cash provided by financing activities                       2,160,000       2,041,519       1,860,571
                                                                        -----------     -----------     -----------
Net increase (decrease) in cash and cash equivalents                       (244,898)        201,904          42,949
Cash and cash equivalents, beginning of year                                245,370          43,466             517
                                                                        -----------     -----------     -----------
Cash and cash equivalents, end of year                                  $       472     $   245,370     $    43,466
                                                                        ===========     ===========     ===========

See accompanying notes to financial statements.
                                                                                                          Continued


                                           GLOBAL BEVERAGE SOLUTIONS, INC.
                                         Statements of Cash Flows, Continued
                                 Three Years Ended December 31, 2006, 2005 and 2004



                                                                             2006          2005             2004
                                                                         -----------    -----------     -----------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
CASH PAID FOR INTEREST AND INCOME TAXES:
  Interest (1)                                                           $   538,000    $   306,500     $   124,874
  Income taxes                                                                    --             --              --

(1) The 2006 amount is the beneficial conversion feature of convertible notes payable.
      The 2005 interest was prepaid in 2004 as part of a convertible debenture financing.
      The 2004 amount includes deferred financing costs and prepaid interest paid in 2004.

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for legal settlements                                $   138,000    $        --     $        --
Common stock issued for liability of portfolio company                        27,260             --              --
Shares issued for acquisition of 80% of Rudy Beverage, Inc.                       --      4,860,000              --
Deferred financing costs and prepaid interest for issuance of
  convertible debentures                                                          --        306,500         124,874
Stock subscription written off                                                    --         (9,600)       (112,500)
Common stock subscribed                                                           --             --         142,600
Shares issued in connection with conversion of convertible debentures             --             --         131,250
Common shares issued for acquisition of 51% of Island Tribe, Inc.                 --             --         372,000






See accompanying notes to financial statements.



                                           GLOBAL BEVERAGE SOLUTIONS, INC.
                                         Statements of Changes in Net Assets
                                 Three Years Ended December 31, 2006, 2005 and 2004



                                                                           2006            2005            2004
                                                                        -----------     -----------     -----------
CHANGES IN NET ASSETS FROM OPERATIONS:
  Net loss from operations                                              $(1,200,178)    $(1,039,143)    $(1,171,186)
  Net realized loss on sale of investments, net                                  --        (466,603)     (1,411,812)
  Change in net unrealized depreciation of investments, net              (6,106,260)       (200,000)             --
                                                                        -----------     -----------     -----------
    Net decrease in net assets from operations                           (7,306,438)     (1,705,746)     (2,582,998)
                                                                        -----------     -----------     -----------

CAPITAL STOCK TRANSACTIONS:
  Common stock issued for cash                                              825,000       1,991,519       1,656,444
  Common stock issued for conversion of convertible debentures                   --         293,750         131,250
  Common stock issued in acquisition of investments                              --       4,860,000         372,000
  Common shares cancelled in connection with recission of
    acquisition                                                                  --          (8,400)             --
  Series B preferred stock transactions                                          --              --          30,000
  Debt discount related to beneficial conversion feature                    538,000              --         375,000
  Common stock issued for legal settlements                                 138,000              --              --
  Common stock issued for liability of portfolio company                     27,260              --              --
  Amortization of deferred option compensation                               40,450              --              --
  Reclassification of interest receivable on convertible debentures              --              --         (23,461)
  Shares issued in connection with combination financing                         --              --          10,000
                                                                        -----------     -----------     -----------
    Net increase in net assets from stock transactions                    1,568,710       7,136,869       2,551,233
                                                                        -----------     -----------     -----------
Net increase (decrease) in net assets                                    (5,737,728)      5,431,123         (31,765)
Net assets, beginning of year                                             5,827,124         396,001         427,766
                                                                        -----------     -----------     -----------
Net assets, end of year                                                 $    89,396     $ 5,827,124     $   396,001
                                                                        ===========     ===========     ===========


See accompanying notes to financial statements.


                                           GLOBAL BEVERAGE SOLUTIONS, INC.
                                               Schedule of Investments
                                                 December 31, 2006

                 Date of                                                             Historical        Fair
    Shares     Acquisition                                                             Cost            Value
                                                                                   -------------   -------------
COMMON STOCK IN UNAFFILIATED ISSUERS
------------------------------------
            8%   Jun-05    Titanium Design Studio, Inc., privately held;
                           a titanium jewelry manufacturer                             $ 200,000   $         --

COMMON STOCK IN CONTROLLED AFFILIATED PORTFOLIO COMPANIES
---------------------------------------------------------
           80%   Nov-05    Rudy Beverage, Inc., privately held; 17 times net
                           assets; manufactures and sells beverages higher
                           in nutritional value and lower in sugar than
                           existing brands                                             6,669,760       1,575,000

COMMON STOCK IN NON-CONTROLLED AFFILIATED PORTFOLIO COMPANIES
-------------------------------------------------------------
           44%   Jul-05    EON Beverage Group, Inc., privately held;
                           manufactures structured water pursuant to
                           proprietary process                                         1,011,500              --
                                                                                   -------------   -------------
                           Total investments at December 31, 2006                  $   7,881,260       1,575,000
                                                                                   =============
                           Cash and other assets, less liabilities                                    (1,485,604)
                                                                                                   -------------
                           Net assets at December 31, 2006                                         $      89,396
                                                                                                   =============


See accompanying notes to financial statements.



                                           GLOBAL BEVERAGE SOLUTIONS, INC.
                                               Schedule of Investments
                                                 December 31, 2005

                 Date of                                                            Historical         Fair
    Shares     Acquisition                                                             Cost            Value
                                                                                   -------------   -------------
COMMON STOCK IN UNAFFILIATED ISSUERS
------------------------------------
            8%   Jun-05    Titanium Design Studio, Inc., privately held;
                           a titanium jewelry manufacturer                         $     200,000   $          --

COMMON STOCK IN CONTROLLED AFFILIATED PORTFOLIO COMPANIES
---------------------------------------------------------
           80%   Nov-05    Rudy Beverage, Inc., privately held; 88% of net
                           assets; manufactures and sells beverages higher
                           in nutritional value and lower in sugar than
                           existing brands                                             5,130,000       5,130,000
                           Investments with $0 value, below                                   --              --

COMMON STOCK IN NON-CONTROLLED AFFILIATED PORTFOLIO COMPANIES
-------------------------------------------------------------
            9%   Jul-05    EON Beverage Group, Inc., privately held; 10% of
                           net assets; manufactures structured water
                           pursuant to proprietary process                               585,000         585,000
                                                                                   -------------   -------------
                           Total investments at December 31, 2005                  $   5,915,000       5,715,000
                                                                                   =============
                           Cash and other assets, less liabilities                                       112,124
                                                                                                   -------------
                           Net assets at December 31, 2005                                         $   5,827,124
                                                                                                   =============







See accompanying notes to financial statements.

                         GLOBAL BEVERAGE SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

Mercury Software, a Nevada corporation, was incorporated on January 29, 1997 and its name was changed to MedEx Corp. on June 24, 2002. Aussie Apparel Group, Ltd. ("Aussie Apparel" or the "Company"), a Nevada corporation, was incorporated on August 26, 2002. In October 2002, MedEx Corp. issued an aggregate of 6,500,000 (pre-stock split) shares of its common stock to the shareholders of Aussie Apparel in connection with the merger of Aussie Apparel with MedEx Corp., whose name was then changed to "Aussie Apparel Group, Ltd" on October 21, 2002. Since the shareholders of the Company became the controlling shareholders of MedEx after the exchange, the Company was treated as the acquirer for accounting purposes. Accordingly, the financial statements, as presented herein, are the historical financial statements of the Company and include the transactions of MedEx only from the date of acquisition, using reverse merger accounting.

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

REVENUE RECOGNITION

The Company has accrued interest income from its follow-on investments in portfolio companies and has accrued management fees from one its portfolio companies in 2006 and 2005. The Company did not recognize any revenues for the year ended December 31, 2004, and will in the future also recognize revenue based upon the appreciation of the investments in its portfolio companies.

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's cash, interest and fees receivable from portfolio companies, accounts payable and accrued expenses, and convertible debentures approximate their estimated fair values due to the short-term maturities of these financial instruments and because related interest rates offered to the Company approximate current offered rates.

VALUATION OF INVESTMENTS (AS AN INVESTMENT COMPANY)

As an investment company under the Investment Company Act of 1940, all of the Company's investments must be carried at market value or fair value as determined by management for investments which do not have readily determinable market values. Prior to this conversion, only marketable debt and equity securities and certain derivative securities were required to be carried at market value.

Portfolio assets for which market prices are available are valued at those prices. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date. However, the Company's current investments were acquired in privately negotiated transactions and have no readily determinable market values. These securities are carried at fair value as determined by management and outside professionals as necessary under the Company's valuation policy. Currently, the valuation policy provides for management's review of the management team, financial conditions, and products and services of the portfolio company. In situations that warrant such an evaluation, an independent business valuation may be obtained.

Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by management. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. The Company must determine the fair value of each individual investment on a quarterly basis. The Company will record unrealized depreciation on investments when it believes that an investment has become impaired, including where realization of an equity security is doubtful. Conversely, the Company will record unrealized appreciation if the Company believes that the underlying portfolio company has appreciated in value and, therefore, its investment has also appreciated in value, where appropriate.

As an investment company, the Company invests primarily in illiquid securities including equity securities of private companies. The structure of each equity security is specifically negotiated to enable the Company to protect its investment and maximize its returns. The Company generally includes many terms governing ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. The Company's investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that the Company makes and the nature of its business, the Company's valuation process requires an analysis of various factors. The Company's fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

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

STOCK-BASED COMPENSATION

Until December 31, 2005, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No.123, "Accounting for Stock-Based Compensation." Under APB No. 25, employee compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the fair value of the Company's shares over the employee's exercise price. When the exercise price of the employee share options is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with FASB Interpretation No. 44 over the vesting period of the individual options. Accordingly, if the exercise price of the Company's employee options equals or exceeds the market price of the underlying shares on the date of grant, no compensation expense was recognized. Options or shares awards issued to non-employees are valued using the fair value method and expensed over the period services are provided.

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." As originally issued, SFAS 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value model of APB Opinion 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method. This statement is effective as of the first reporting period that begins after December 15, 2005. Accordingly, the Company adopted SFAS 123(R) in the 1st quarter of 2006. The Company's financial statements will reflect an expense for
(a) all share-based compensation arrangements granted on or after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value. As of December 31, 2005, there were no options outstanding.

BASIC AND DILUTED NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS PER
SHARE

Basic net increase (decrease) in net assets from operations per share is determined by dividing the net increase (decrease) in net assets from operations by the weighted average shares of common stock outstanding during the period. Diluted increase (decrease) in net assets from operations per share is determined by dividing the net increase (decrease) in net assets from operations by the weighted average shares of common stock outstanding plus the dilutive effects of stock options, warrants and other convertible securities. 3,094,038, none and 10,095 common stock equivalents, representing common shares eligible to be converted in relation to convertible secured promissory notes payable, preferred stock and warrants, calculated using the market price on December 31, 2006, 2005 and 2004, respectively, have been excluded from the calculation of diluted increase (decrease) in net assets from operations per share for the years ended December 31, 2006, 2005 and 2004, respectively, as their effect would be anti-dilutive.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

(2) INVESTMENTS

BEVERAGE NETWORK OF MARYLAND, INC. ("BNM")
------------------------------------------
On February 23, 2007, we completed the purchase of BNM from XStream Beverage Network, Inc. ("XStream"). The transaction was structured as a merger of BNM into our wholly owned subsidiary Global Merger Corp., a Nevada corporation, pursuant to the Agreement and Plan of Merger between the parties dated January 31, 2007, and as amended February 23, 2007.

Based in Jessup, Maryland, BNM engages in the distribution of beverages in the Mid-Atlantic States. XStream is an emerging brand development company in the new age beverage industry.

As a part of the transaction we issued 60,500,000 shares of our common stock and a $2,000,000 note payable to XStream. At closing, we paid $229,000 on the note and pursuant to the agreements will pay 40% of any subsequent cash proceeds received from the February 5, 2007 1-E Offering. The remaining note balance is to be paid in monthly installments of $25,000 commencing September 1, 2007. Additionally, if we raise any equity capital while the note is still outstanding, we are required to apply 35% of the net proceeds to reduce the note.

Management has reviewed the accounting guidance related to this transaction, which includes EITF 90-13 and has concluded that in future financial statements of the Company this transaction will be reported as a "reverse merger."

BNM had unaudited net revenue of $9,758,000 and a net loss of $149,000 during 2006.

AQUA MAESTRO, INC. ("AM")
-------------------------

On March 29, 2007, we completed the purchase of AM from its shareholders. The transaction was structured as a merger of AM into our wholly owned subsidiary, Global Beverage Acquisition Corp., a Florida corporation, pursuant to the Agreement and Plan of Merger and Reorganization between the parties dated March 29, 2007.

With the business office in Boca Raton, Florida and logistics in Fort Lauderdale, Florida, AM is engaged in the wholesale and retail distribution of domestic and imported bottled water, comprising forty-four brands and over one hundred-seventy different items. The wholesale client base is across North America and the Caribbean, including well-known hotels and resorts. In its retail home delivery division, AM provides product through its Internet site aquamaestro.com.

Consideration for the acquisition of AM includes $500,000 in cash, 10,000,000 shares of our common stock and an earn-out. The cash is payable $300,000 at closing and the balance in equal monthly installments of $22,222 beginning April 15, 2007. The earn-out is a percentage of defined gross profit equal to 10% of calendar 2008 gross profit, 5% of calendar 2009 gross profit and 3% of calendar 2010 gross profit.

RUDY PARTNERS, LTD. ("PARTNERS")
--------------------------------
On January 18, 2007, we executed an agreement with Partners wherein the Company agreed to sell its 80% interest in Rudy for an 8% secured promissory note in the amount of $6,000,000 plus assumption of the advances and receivables owed to the Company by Rudy. The agreement is expected to close before the end of May 2007. The note will be collateralized by 11,000,000 shares of the Company's common stock and will be payable in six annual installments of $1,000,000 commencing January 31, 2008. In addition, Partners agreed to convert any notes payable by Rudy to the Company, once Partners becomes publicly-traded or a subsidiary of a publicly-traded company, into no more than 20% of the common stock of the publicly traded entity, based upon the market value of the public entity's common stock.

RUDY BEVERAGE, INC. ("RUDY")
----------------------------
On November 17, 2005, we executed a Stock Purchase Agreement with the shareholders ("Sellers") of Rudy, a Nevada corporation, whereby we exchanged 6,000,000 shares of the Company's common stock for 80% of the issued and outstanding common stock of Rudy. The Company's investment was valued at $4,860,000 based upon the trading price of the Company's common stock on the date of the transaction. The Sellers were eligible to receive up to 10,000,000 additional shares of the Company's common stock if Rudy achieved certain sales and net revenue goals by the twelve month periods ending June 30, 2007 and 2008. Rudy was founded by Rudy Ruettiger and Drew Carver to create a unique line of beverages higher in nutritional value but lower in sugar than existing brands. Rudy currently has developed two distinct products: Rudy Flying Colors, catering to children K1 through 8; and Rudy Revolution, a sport drink aimed at athletes of all ages. The goal of the Rudy line of beverages is to create flavorful juice blends lower in sugar than existing brands.

We originally valued our investment in Rudy at December 31, 2006, based on the estimated value of the collateral on the Partners note of $3,375,000, resulting in an original adjustment of $3,294,760 as unrealized depreciation of our investment and recorded bad debt expense of $88,218 for our receivable from Rudy for interest accrued on loans. Subsequent to December 31, 2006, based on the decline in the collateral on the Partners note, that is, the shares of the Company's common stock, we recorded an additional adjustment of $1,800,000 under guidance in FAS 5 for the additional decline in the Company's common stock as of April 24, 2007.

EON BEVERAGE GROUP, INC. ("EON")
--------------------------------
On July 8, 2005, we consummated the transactions contemplated by the Share Purchase Agreement (dated June 28, 2005) with EON and, as a result, the Company invested $400,000 in exchange for 9% of the issued and outstanding common stock of EON. During the first quarter of 2006, shareholders of the Company contributed their stock in EON to the Company, which increased its ownership to 44%.

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

While EON expected to sell a substantial volume of its structured water to Rudy for use in certain of its drinks, the Board of Directors has determined that EON will not achieve profitability without substantial additional investment, which the Company was unwilling to provide. Accordingly, the Company fully reserved its investment of $400,000 and fully reserved its advances of $611,500 for a total unrealized depreciation expense of $1,011,500 at September 30, 2006. Accounts receivable in the amount of $50,369 for interest charges and management fees were also fully reserved at September 30, 2006.

TITANIUM DESIGN STUDIO, INC. ("TDS")
------------------------------------
On June 6, 2005, we signed a Share Purchase Agreement with TDS, a Nevada corporation, whereby we invested $200,000 in cash in exchange for 8% of the issued and outstanding common stock of TDS. TDS has a proprietary manufacturing process which allows it to cast precision titanium jewelry resulting in a level of detail not obtainable by milling titanium. TDS can economically produce and supply jewelry in shapes and patterns which were previously considered to be impossible or uneconomical to manufacture. TDS believes its technology has applications in other industries, including aerospace, dentistry, sporting goods (fishing rods) and commemorative coins. Early in 2006, TDS relocated its operations to Thailand in order to access cheaper labor. The Board of Directors of the Company recorded a reserve in the amount of $200,000 relating to this investment.

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

This wholly owned subsidiary has been inactive since March 12, 2005.

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

On March 22, 2005, the Company and its wholly-owned subsidiary, Total Sports Distribution, Inc., signed a Mutual Settlement and Release Agreement with Collective Licensing International, LLC, the licensor of the Airwalk apparel brand, and this agreement requires the Company's subsidiary, Total Sports Distribution, Inc., to cease the selling and marketing of Airwalk apparel. On July 1, 2005, Global and Total Sports signed a Mutual Settlement and Release Agreement with Krash Distributors Inc., the licensor of TSABrand apparel. This agreement required Total Sports to cease selling and marketing TSABrand apparel.

This wholly owned subsidiary has been inactive since July 1, 2005.

ISLAND TRIBE, INC.
------------------
Effective August 1, 2004, the Company acquired a 51% interest in Island Tribe, Inc., ("Island Tribe") a surf apparel company in exchange for 12,000 shares of the restricted common stock of the Company, which was valued at $372,000, based on the trading price of the Company's common stock at the time. Over the next 4 years, this purchase agreement provided for the Company to receive an additional 24% ownership of Island Tribe, Inc. Effective November 20, 2005, the Company exchanged its 51% ownership in Island Tribe for the 12,000 restricted common shares originally issued to acquire Island Tribe and cancelled the shares.

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

Based on the previous methodology, the Company determined that its investments in its portfolio companies should be valued at December 31, 2006 as follows:

     o   RUDY BEVERAGE, INC.
         Rudy has not yet developed revenues and was testing its products and developing marketing plans during 2006. As noted above, the Company sold its interest in Rudy, effective March 22, 2007. The Company valued its investment in Rudy at December 31, 2006, based on the estimated value of the collateral on the Partners note of $1,575,000. We recorded an adjustment of $5,094,760 as unrealized depreciation of our investment and recorded bad debt expense of $88,218 for our receivable from Rudy for interest accrued on loans.

     o   EON BEVERAGE GROUP, INC.
         EON has been involved in test marketing its structured water product and has had limited revenues during this testing phase. During the first quarter of 2006, shareholders of the Company contributed their stock in EON to the Company, which increased its ownership to 44%. While EON expected to sell a substantial volume of its structured water to Rudy for use in certain of its drinks, the Board of Directors has determined that EON will not achieve profitability without substantial additional investment, which the Company was unwilling to provide. Accordingly, the Company fully reserved its investment of $400,000 and fully reserved its advances of $611,500 for a total unrealized depreciation expense of $1,011,500 at September 30, 2006. Accounts receivable in the amount of $50,369 for interest charges and management fees were also fully reserved at September 30, 2006.

     o   TITANIUM DESIGN STUDIO, INC.
         Early in 2006, TDS relocated its operations to Thailand in order to access cheaper labor. As a result, the Company fully reserved its investment of $200,000 at December 31, 2005.

                     INVESTMENTS DISCONTINUED IN PRIOR YEARS

     o   ISLAND TRIBE, INC.
         As noted above, the Company sold its interest in Island Tribe on November 20, 2005.

     o   UNBOXED DISTRIBUTION, INC.
         Unboxed was valued at $0, due to the Company's decision to discontinue the flow of capital to this entity at December 31, 2004. The write down in the investment in Unboxed for the year ended December 31, 2004 totaled $927,154.

     o   TOTAL SPORTS DISTRIBUTION, INC.
         Total Sports was valued at $0, due to the Company's decision to discontinue the flow of capital to this entity at December 31, 2004. The write down in the investment in Total Sports for the year ended December 31, 2004 totaled $484,658.

(3) SECURED CONVERTIBLE PROMISSORY NOTES PAYABLE

During the year ended December 31, 2006, the Company issued 8%, one-year secured convertible promissory notes payable ("Secured Notes") to a group of investors in the aggregate amount of $1,335,000. The notes are convertible into common shares at an initial rate of $.50 per share. Management has determined that these notes qualify as conventional convertible debt pursuant to APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" and EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," accordingly the embedded conversion option is not a derivative. The Company computed an intrinsic value of the beneficial conversion of $538,000 based on the quoted stock price on the grant dates. The beneficial conversion feature was credited to additional paid-in capital and charged to interest expense when the agreement commenced since the Secured Notes can be converted when issued.

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

As of December 31, 2006, Secured Notes in the aggregate principal amount of $1,185,000 are in default as the interest due on November 1, 2006, was not paid. The default rate of interest of 12% is in effect for these Secured Notes.

As of December 31, 2006, the Secured Notes were convertible into common stock at the rate of $.50 per share. In January 2007, the Company sold 700,000 shares of its common stock pursuant to its Offering Circular dated January 3, 2007, for $87,500 ($.125/share). Accordingly, pursuant to the Secured Note agreement, the conversion rate for the Secured Notes became $.125 on that date.

(4) CONVERTIBLE DEBENTURES

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

(5) INCOME TAXES

During the years ended December 31, 2006, 2005 and 2004 the provision for taxes (all deferred) differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for taxes as a result of the following:

                                                              2006             2005            2004
                                                           -----------     -----------     -----------
Computed "expected" tax benefit                            $(2,484,000)    $  (580,000)    $  (878,000)
(Addition to) reduction in income taxes resulting from:
     State income taxes, net of federal benefit               (292,000)        (68,000)       (103,000)
     Non-deductible expenses                                   224,000              --              --
                                                           -----------     -----------     -----------
                                                            (2,552,000)       (648,000)       (981,000)
Change in valuation allowance                                2,552,000         648,000         981,000
                                                           -----------     -----------     -----------
     Total                                                 $        --     $        --     $        --
                                                           ===========     ===========     ===========

The effects of temporary differences, that give rise to significant portions of deferred tax assets and liabilities at December 31, 2006 and 2005, are presented below:

                                                      2006              2005
                                                   -----------      -----------
Deferred tax assets:
     Tax net operating loss carryforwards            3,101,000        2,164,000
     Investments                                     1,691,000           76,000
                                                   -----------      -----------
          Total net deferred tax asset               4,792,000        2,240,000
Valuation allowance                                 (4,792,000)      (2,240,000)
                                                   -----------      -----------
     Total net deferred tax asset                  $        --      $        --
                                                   ===========      ===========

At December 31, 2006, the Company had net tax operating loss carryforwards of approximately $8,162,000 available to offset future taxable federal and state income. If not utilized to offset future taxable income, the carryforwards will expire in various years from 2022 through 2026. In the event the Company was to experience a greater than 50% change in ownership as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's tax net operating loss carryforwards could be severely restricted.

(6) STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company is authorized to issue up to 50,000,000 shares of preferred stock at $0.001 par value. As of December 31, 2006 and 2005 there are no issued or outstanding preferred shares.

During the years ended December 31, 2005 and 2004, 190,000 and 290,000 Series B preferred shares were converted into 392,092 and 4,866 shares of common stock, respectively. In addition, during 2005, the 10,000,000 shares of Series C preferred shares were converted into 1,632,234 shares of common stock.

COMMON STOCK

The Company is authorized to issue up to 950,000,000 shares of common stock, par value $.001. At December 31, 2006 and 2005, there were 43,665,067 and 41,312,391 shares issued and outstanding, respectively.

EQUITY TRANSACTIONS

YEAR ENDED DECEMBER 31, 2006:
During the year ended December 31, 2006, the Company sold 1,409,571 shares of its common stock for cash in the amount of $825,000.

During the year ended December 31, 2006, the Company issued 917,143 shares of its common stock valued at $138,000 for resolution of legal matters.

During the year ended December 31, 2006, the Company granted options to acquire a total of 450,000 shares of its common stock at an exercise price of $1.05 per share to the three individual owners of an advertising agency used by Rudy. The terms of the options provide that the exercise price could be paid either in cash or as an offset to their monthly billing of a minimum of 20%. Options for 25,962 shares were exercised with an offset to their monthly billing of $27,260 during 2006.

YEAR ENDED DECEMBER 31, 2005:
During the year ended December 31, 2005, 190,000 Series B preferred shares were converted into 392,092 shares of common stock.

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

During the year ended December 31, 2004, 2,308 common shares and 10,000 Series C preferred shares were returned to the Company.

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

During the year ended December 31, 2004, 4,867 common shares were issued upon conversion of Series B preferred shares. An additional 67 common shares were issued as settlement for penalties and interest in connection with the conversion of these Series B preferred shares.

(7) COMMON STOCK OPTIONS

The Company granted options to the three owners of an advertising vendor used by Rudy to acquire up to 450,000 shares of its common stock at an exercise price of $1.05 per share, the average price on the date of the grant, June 14, 2006. The stock option agreements expire on June 14, 2011, are fully vested and allow for payment of the exercise price in either cash or as an offset to their monthly billing of a minimum of 20%.

The Company does not have a stock option plan.

A summary of stock option activity during the year ended December 31, 2006, is as follows (no activity in 2005):

                                                                  Weighted
                                                                   Average
                                                                  Exercise
                                                     Shares       Price ($)
                                                  -----------    ------------
Outstanding, beginning of year                             --      $    --
Granted                                               450,000      $  1.05
Exercised                                             (25,962)     $  1.05
                                                  -----------
Outstanding, end of year                              424,038      $  1.05
                                                  ===========
Exercisable at year end                               424,038      $  1.05
                                                  ===========

The fair value of each option on the date granted is estimated using the Black Scholes option valuation model. The following weighted-average assumptions were used for the options granted during 2006:

         Expected term                                          2 years
         Expected cumulative volatility                             55%
         Expected dividend yield                                     0%
         Risk-free interest rate                                  4.86%
         Expected annual forfeiture rate                             0%

Using these criteria, the Company calculated an intrinsic value of the options issued during 2006 of $161,799, which was recorded as an increase to paid-in capital and an offsetting equity reduction in deferred option compensation.

The Company recognizes compensation expense on a straight-line basis over the requisite service period for each stock option grant. Total stock-based compensation expense recognized during 2006 was $40,450, which reduced the deferred option expense balance to $121,349.

(8) COMMITMENTS AND CONTINGENCIES

The Company leases its office facility on a month-to-month basis at the rate of $1,000 per month.

As a result of the transactions discussed in Note 10, the Company will be required to advance $830,000 in loan payments required by one of the portfolio companies and an additional $670,000 in follow-on investments in the portfolio companies. Of this amount, approximately $580,000 has been advanced as of March 31, 2007.

See Note 10 for additional commitments.

(9) GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2006, the Company had limited revenues and incurred net losses totaling $16,963,728 since inception through December 31, 2006. Additionally, as of December 31, 2006, the Company has a deficit in working capital of almost $1,500,000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through debt and equity financing arrangements which management believes should be sufficient to fund its capital expenditures, provide working capital and other necessary cash requirements for the year ending December 31, 2007. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The Company currently estimates it will require a total of approximately $2,500,000 to meet its operating cash flow requirements and its currently committed follow-on investments in 2007. The total requirements include $300,000 in loan payments required by the acquisitions discussed in Note 10; $830,000 in loan payments by one of the acquired portfolio companies; $670,000 in follow-on investments to the portfolio companies; and an estimated $700,000 for working capital and overhead requirements.

Management plans to take the following steps in response to these factors:

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

      o     FINANCING

      On January 3, 2007, the Company filed an Offering Circular under Regulation E of the Securities Act of 1933. A total of 700,000 shares of common stock were sold for $87,500 before the Offering Circular was withdrawn and an Amended Offering Circular was filed on February 5, 2007. As of March 27, 2007, 21,333,333 shares had been sold for cash proceeds of $2,064,683 and stock subscriptions receivable of $1,141,517.

      o     ACQUISITIONS AND DISPOSITIONS

      As discussed in more detail in Note 10, on February 23, 2007, we acquired BNM from XStream. This acquisition is expected to provide positive cash flow for the Company after completing initial working capital requirements.

      On January 18, 2007, the Company agreed to sell Rudy to Partners for a note, which will eliminate future follow-on investments to Rudy.

      On March 20, 2007, we acquired AM which is also expected to provide positive future cash flow.

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

(10) SUBSEQUENT EVENTS

      (a) On January 3, 2007, the Company filed an Offering Circular under Regulation E of the Securities Act of 1933. A total of 700,000 shares of common stock were sold for $87,500 before the Offering Circular was withdrawn and an Amended Offering Circular was filed on February 5, 2007. As of March 27, 2007, 21,333,333 shares had been sold for cash proceeds of $2,064,683 and stock subscription receivables of $1,141,517.

      (b) On January 12, 2007, the Company issued 5,000,000 shares of its common stock to Daniel "Rudy" Ruettiger in exchange for $625,000 due Mr. Ruettiger by Rudy Beverage.

      (c) On January 18, 2007, the Company executed an agreement with Rudy Partners, Ltd. ("Partners") wherein the Company sold its 80% interest in Rudy for an 8% secured promissory note in the amount of $6,000,000 plus assumption of the advances and receivables owed to the Company by Rudy. The agreement is expected to close by April 30, 2007. The note is collateralized by 11,000,000 shares of the Company's common stock and is payable in six annual installments of $1,000,000 commencing January 31, 2008. In addition, Partners agreed to convert any notes payable by Rudy to the Company, once Partners becomes publicly-traded or a subsidiary of a publicly-traded company, into no more than 20% of the common stock of the publicly traded entity, based upon the market value of the public entity's common stock.

      (d)   The Company completed two transactions as follows:

            (1) On February 23, 2007, the Company completed the purchase of Beverage Network of Maryland, Inc., ("BNM") a wholly-owned subsidiary of XStream Beverage Network, Inc. ("XStream") (commission file number 033-30158A). The transaction was structured as a merger of BNM into a wholly-owned subsidiary of the Company, Global Merger Corp., under the Agreement and Plan of Merger between the parties dated January 31, 2007, and amended on February 23, 2007.

                  Based in Jessup, Maryland, BNM engages in the distribution of beverages in the Mid-Atlantic States.

                  Global issued 60,500,000 shares of its common stock to XStream plus a note in the amount of $2,000,000, of which $229,000 was paid at closing. In addition, the note requires payment of 40% of any cash proceeds received by Global from the February 5, 2007 1-E Offering (see (a) above) with the remainder payable in monthly installments of $25,000 commencing September 1, 2007. In a Master Security Agreement, Global granted XStream a continuing security interest in substantially all of its assets as collateral as long as any obligation arising from the Agreement and Plan of Merger, as amended, remains outstanding. In addition, pursuant to a Stock Pledge Agreement, the BNM stock owned by Global is pledged as additional collateral on the obligations and BNM guarantees the Global obligations to XStream.

                  The Agreement and Plan of Merger also provided that effective February 23, 2007, the President and a Director of XStream, Jerry Pearring, would resign his position with XStream and become a Director and Chief Executive Officer of Global. Mr. Pearring would be the only officer of Global after the transaction and would receive an annual salary of $185,000.

                  In addition, the Agreement and Plan of Merger provided that Global was required to amend its Articles of Incorporation and By-Laws, as necessary, to allow four Directors and that XStream had the right to nominate three of the four directors.

                  On March 13, 2007, Global issued 4,000,000 shares of its restricted stock to restructure part of the indebtedness of BNM.

                  Management has reviewed the accounting guidance related to this transaction, which includes EITF 90-13 and has concluded that in future financial statements of the Company this transaction will be reported as a "reverse merger."

            (2) On March 29, 2007, the Company completed the purchase of Aqua Maestro, LLC ("AM") from its shareholders. The transaction was structured as a merger of AM into the Company's wholly owned subsidiary, Global Beverage Acquisition Corp. pursuant to the Agreement and Plan of Merger and Reorganization between the parties dated March 29, 2007.

                  With the business office in Boca Raton, Florida and logistics in Fort Lauderdale, Florida, AM is engaged in the wholesale and retail distribution of domestic and imported bottled water, comprising forty-four brands and over one hundred-seventy different items. The wholesale client base is across North America and the Caribbean, including well-known hotels and resorts. In its retail home delivery division, AM provides product through its Internet site aquamaestro.com.

                  Consideration for the acquisition of AM includes $500,000 in cash, 10,000,000 shares of the Company's common stock and an earn-out. The cash is payable $300,000 at closing and the balance in equal monthly installments of $22,222 beginning April 15, 2007. The earn-out is a percentage of defined gross profit equal to 10% of calendar 2008 gross profit, 5% of calendar 2009 gross profit and 3% of calendar 2010 gross profit.

                  In conjunction with the acquisition of AM, the Company issued 650,000 common shares, 400,000 shares in exchange for $50,000 in debt, 200,000 shares to restructure a $150,000 note payable and 50,000 shares to the principals of AM in exchange for their guaranty of the AM obligation for $50,000.

            After completion of the transactions described above and the shares issued in conjunction with the transactions, the Company has 147,260,400 shares outstanding. The secured convertible promissory notes payable are convertible into 10,680,000 shares based upon the current conversion ratio (See Note 4). Accordingly, XStream owns 38.3% of the common stock of Global on a fully-diluted basis.

      (e) On March 26, 2007, the Company received comments from the SEC regarding its Amended 1-E Offering filed on February 5, 2007 ("Amended Offering"). In its comments, the SEC raised issues not only with the Amended Offering, but previous 1-E Offerings as well. A primary issue was its belief that the Company was not eligible to take advantage of the Regulation E Exemption afforded 1940 Act companies. After reviewing the SEC comments, the Company has engaged outside counsel to determine the applicability of the comments set forth in the SEC Letter. Presently, our attorneys are evaluating the comments and are preparing a response. Although the Company believes that it is currently in compliance with the Investment Company Act of 1940, it, and its attorneys, are presently working with the SEC to resolve all issues raised in a manner which is satisfactory to the SEC. In the event the SEC is correct in its assessment that the Company was not eligible for using the Regulation E exemption, the Company could be required to offer rescission to each subscriber of the Company's 1-E offerings from September 15, 2005 to January 19, 2007.


                                    GLOBAL BEVERAGE SOLUTIONS, INC.
                                     Schedules of Financial Ratios
                           Three Years Ended December 31, 2006, 2005 and 2004


                                                            2006             2005             2004
                                                        ------------     ------------     ------------
PER SHARE INFORMATION:
Net asset value, beginning of year                      $      0.140     $      2.130     $      5.590
Net decrease from operations                                  (0.030)          (0.060)         (10.480)
Net change in realized and unrealized depreciation
  on investments                                              (0.138)          (0.040)         (12.630)
Net increase from stock transactions                           0.030           (1.890)          19.650
                                                        ------------     ------------     ------------
Net asset value, end of year                            $      0.002     $      0.140     $      2.130
                                                        ============     ============     ============

PER SHARE MARKET VALUE:
  Beginning of period                                   $       1.67     $      12.50     $      67.50
  End of period                                         $       0.42     $       1.67     $      12.50
Investment return, based on market price at end
  of period                                                   -74.85%          -86.64%          -81.48%

RATIOS/SUPPLEMENTAL DATA:
Net assets, end of year                                 $     89,396     $  5,827,124     $    396,001
Average net assets                                         4,843,219        1,305,000          412,000

Annualized ratio of expenses to average net assets              0.27             0.81             2.84
Annualized ratio of decrease in net assets from
  operations to average net assets                             (1.51)           (1.31)           (6.27)

Weighted average number of shares outstanding during
  the year                                                43,052,471       18,418,649          111,755
Number of shares outstanding, end of year                 43,665,067       41,312,391          185,896


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

ITEM 9A: CONTROLS AND PROCEDURES

                      Evaluation of Controls and Procedures

The Company's board of directors and management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based upon that evaluation, the Company's board of directors and management, including the CEO and CFO, concluded that, as of December 31, 2006, the Company's disclosure controls and procedures were effective in alerting management on a timely basis to material Company information that would be required to be included in our periodic filings with the SEC.

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

On March 26, 2007, the Company received comments from the SEC regarding its Amended 1-E Offering filed on February 5, 2007 ("Amended Offering"). In its comments, the SEC raised issues not only with the Amended Offering, but previous 1-E Offerings as well. A primary issue was its belief that the Company was not eligible to take advantage of the Regulation E Exemption afforded 1940 Act companies. After reviewing the SEC comments, the Company has engaged outside counsel to determine the applicability of the comments set forth in the SEC Letter. Presently, our attorneys are evaluating the comments and are preparing a response. Although the Company believes that it is currently in compliance with the Investment Company Act of 1940, it, and its attorneys, are presently working with the SEC to resolve all issues raised in a manner which is satisfactory to the SEC. In the event the SEC is correct in its assessment that the Company was not eligible for using the Regulation E exemption, the Company could be required to offer rescission to each subscriber of the Company's 1-E offerings from September 15, 2005 to January 19, 2007.

Further, in connection with this comment letter, the matter of the controls of the Company were raised. Controls would come into place to determine the appropriateness of the Company's use of, and eligibility to file under, certain filings. Controls would also come into place to manage the flow of accurate information in order to insure timely filings. The Company believes that it has adequate controls to insure the flow of accurate information but acknowledges that the extraordinary nature of certain significant events indicated as occurring subsequent to the close of our fiscal year lead to analysis and review which required additional time. While it may be said that the Company could have avoided late filing by holding off completion of the contemplated transactions, the decision to pursue these transactions was a business decision based on reasons that the Company believes to be sound and reasonable and the result, while not unforeseen, was not unreasonable. Additionally, the Company was aware of the claims of the Securities and Exchange Commission regarding the recent notification to sell stock and does not believe that the logic of the Securities and Exchange Commission is correct. This is a business decision based on review with outside counsel and does not reflect inadequacy of controls. Not being advised of the possibility of delays, in the first case, or the possibility of concerns of the Securities and Exchange Commission, in the second case, might indicate problems with our controls.


ITEM 9B: OTHER INFORMATION

None.

                                    PART III

ITEM 10:          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following section sets forth, as of February 28, 2007, the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees; together with the year such positions were assumed. There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position. Each Executive Officer will serve until he or she resigns or is removed or otherwise disqualified to serve, or until his or her successor is elected and qualified.

Each Director will serve until he or she resigns or is removed or otherwise disqualified to serve or until his or her successor is elected. The Company currently has three Directors.

NAME                     AGE                    POSITION

Jerry Pearring           47           President, CEO and Director since
                                      February 23, 2007

Richard T. Clark         59           President, CEO and Director from
                                      September 2005 until January 19, 2007

Bryce Knight             23           Vice-president, CFO, Secretary and
                                      Treasurer from September 2005 until
                                      February 23, 2007

Ross E. Silvey           78           Outside Director since September 2005;
                                      Interim CEO and President from January 19,
                                      2007 until February 23, 2007

Terry Turner             60           Outside Director since September 2005

Jerry Pearring - Mr. Pearring accepted the appointment of President, CEO and Director on February 23, 2007. Until February 23, 2007, Mr. Pearring was the president of Xstream Beverage Network, Inc. where he has served since the beginning of 2003. Prior to joining Xstream Beverage Network, Inc., Mr. Pearring served as Sr. VP of Domestic Business for BEVsystems International, a bottled water manufacturer in Miami, Florida. From 1996 to 2001, he served as president and CEO of Total Quality Beverage, a natural beverage manufacturer based in Keene, New Hampshire. From 1994 to 1996, Mr. Pearring served as General Manager of Nantucket Nectars of Washington, D.C., and he served as the National Sales Manager of Soho Beverages from 1992-1994. From 1984-1992, Mr. Pearring was General Manager and owner of Chesapeake Export, a ford and beverage broker in Washington, D.C. Mr. Pearring served in a sales and marketing position with Anheuser-Busch, Inc., in Washington, D.C. and Boston from 1981 until 1984. He holds a Masters in Business Administration from Marymount University in Arlington, Virginia, and a Bachelors of Science degree in Marketing from George Mason University in Fairfax, Virginia.

Richard T. Clark - Mr. Clark became President, CEO and a Director in September 2005 upon the resignation of the former CEO. Since 1992, Mr. Clark is the owner and principal operating officer of Clark Capital Corp., a private company with emphasis on public company corporate restructuring, including bankruptcies and tax arbitrage. Previously, from 1980 until 1989, Mr. Clark was a stock broker with Harris Uphan & Co. before becoming vice-president with Rotan Mosle, Paine Webber and Dean Witter Reynolds. Mr. Clark worked as an independent broker dealer dealing in corporate finance for S.C. Costa Co. from 1989 to 1992. Mr. Clark graduated from the University of Tulsa with a Master's degree in Finance. Mr. Clark resigned his position as President, CEO and Director on January 19, 2007.

Bryce Knight - Mr. Knight became Vice-President and Chief Financial Officer of the Company upon the resignation of his predecessor. Mr. Knight also serves as Chief Executive Officer and Director of Small Cap Strategies, Inc. He is the President of Knight Consulting Corporation, a corporate strategy and financial consulting firm, as well. Previously Mr. Knight worked with General Electric as a financial analyst for its consumer products division and with Robert Bosch Tool Corporation in the marketing department. Mr. Knight graduated with honors from Bellarmine University with a Business Administration degree and a Master's of Business Administration.

Ross E. Silvey - Dr. Silvey was elected as an outside Director of the Company in September 2005. Dr. Silvey has owned and operated franchised automobile businesses, finance companies and insurance companies for over thirty years. Dr. Silvey has taught as an adjunct or full-time professor most of the courses in the upper division and MBA programs at the University of Tulsa, Oral Roberts University, Langston University and Southern Nazarene University. His formal education is an MBA from the Harvard Business School. He has also been awarded the Ph.D. degree from the Walden Institute of Advance Studies. Dr. Silvey served as Chairman of the Audit Committee until January 19, 2007, when he became Interim CEO and President as a result of the resignation of Mr. Clark. Dr. Silvey resigned on February 23, 2007, when Mr. Pearring accepted the appointment of President, CEO and Director.

Terry Turner - Mr. Turner was elected an outside Director of the Company in September 2005. Mr. Turner has been a restaurant owner in Tulsa for over 35 years and has previously served as an independent director on the boards of two other public companies. Mr. Turner has a BS degree in Business Administration from the University of Arkansas. Mr. Turner began serving as Chairman of the Audit Committee on January 19, 2007, when Dr. Silvey became Interim CEO.

AUDIT COMMITTEE

The Board of Directors has determined that Terry Turner meets the requirements of a financial expert and serves as Chairman of the Audit Committee. Mr. Turner is independent as specified in Item 7 (d)(3)(iv) of Schedule 14A under the Exchange Act.

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


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than ten percent of our common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that we identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To our knowledge, based solely on a review of reports furnished to us, Mr. Clark, Dr. Silvey and Mr. Turner did not file their Form 3 when they became a Director and they have not timely file their required Form 5 for fiscal 2006.

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

NOMINATING COMMITTEE

We do not currently have a standing nominating committee, or a committee performing similar functions. The full Board of Directors currently serves this function.

CHIEF COMPLIANCE OFFICER

We are required to designate a Chief Compliance Officer under Rule 38(a)1 of the Investment Company Act of 1940. Previous to his resignation, Mr. Rick Clark served in this capacity. Subsequent to his resignation, we asked our counsel, James A. Reskin to serve in this capacity. Mr. Reskin serves in this capacity on a part-time basis and receives no additional compensation for his serving in this capacity. The Chief Compliance Officer is required to oversee the Company's actions as they relate to compliance with the Investment Company Act of 1940 as well as the reporting requirements under the Securities and Exchange Act of 1934 and the various rules and regulations promulgated under these two acts. Our Chief Compliance Officer is required to respond to inquiries regarding compliance both from within our organization and outside and also work with our auditors in the periodic reporting requirements.

ITEM 11: EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors deliberates executive compensation matters to the extent they are not delegated to the Chief Executive Officer. Compensation of our officers and directors is based on comparative compensation levels for similar positions and time spent.

The following table sets forth the cash and other compensation we paid during the past three fiscal years to our chief executive officer, president and other individuals who served as executive officers and whose total compensation was $100,000 or more.

SUMMARY COMPENSATION TABLE

Name and principal position                                      Year          Salary            Total
------------------------------------------------------------------------------------------------------

Jerry Pearring (CEO since February 23, 2007) (1)                 2006            N/A               N/A
                                                                 2005            N/A               N/A
                                                                 2004            N/A               N/A

Ross E. Silvey (Interim CEO from January 19, 2007 to             2006            N/A               N/A
     February 23, 2007)                                          2005            N/A               N/A
                                                                 2004            N/A               N/A

Richard T. Clark (CEO from September 2005 until                  2006       $104,000          $104,000
     January 19, 2007) (2)                                       2005       $  7,500          $  7,500
                                                                 2004            N/A               N/A

Bruce MacGregor (CEO until September 2005) (3)                   2006       $ 31,850          $ 31,850
                                                                 2005       $119,640          $119,640
                                                                 2004       $132,000          $132,000

Bryce Knight (CFO from September 2005 until                      2006       $ 30,000          $ 30,000
     February 23, 2007) (4)                                      2005       $  2,500          $  2,500
                                                                 2004            N/A               N/A

Bernard Gurr (CFO from August 2004 until September               2006            N/A               N/A
     2005)                                                       2005       $ 99,771          $ 99,771
                                                                 2004       $ 41,666          $ 41,666

Scott Battenberg (CFO from January until July 2004)              2006            N/A               N/A
                                                                 2005            N/A               N/A
                                                                 2004       $ 58,333          $ 58,333


1. Mr. Pearring became President and CEO on February 23, 2007 when BNM was acquired from XStream. Mr. Pearring has an employment agreement which provides an initial annual compensation of $185,000 and includes a automobile allowance and other standard benefits.
2. Mr. Clark's compensation increased to $10,000 per month commencing January 1, 2006, and by mutual agreement decreased to $6,000 per month commencing September 1, 2006, and has been paid to Clark Capital, which is wholly owned by Mr. Clark.
3. Mr. MacGregor had $31,850 in accrued payroll from prior years as of December 31, 2005, which was paid to him during 2006. Salary amounts in the table are W-2 compensation.
4. Mr. Knight's part-time compensation increased to $2,500 per month commencing January 1, 2006, and is paid to Knight Consulting Corporation, which is wholly owned by Mr. Knight.

Columns for bonus, stock awards, option awards, non-equity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings and all other compensation are omitted from the table as all amounts are $0.

Compensation for our officers and directors is based on comparative compensation levels for similar positions and time.

      o     GRANTS OF PLAN-BASED AWARDS TABLE

There were no grants of plan-based awards during the year to the named individuals.

      o     OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

There were no outstanding equity awards at December 31, 2006, for the named individuals.

      o     OPTION EXERCISES AND STOCK VESTED TABLE

There were no option exercises or stock vested during the year for the named individuals.

      o     PENSION BENEFITS

The named individuals are not covered by a pension plan.

      o NONQUALIFIED DEFINED CONTRIBUTION AND OTHER NONQUALIFIED DEFERRED COMPENSATION PLANS

We do not have a nonqualified defined contribution or deferred compensation plan.

      o     POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

There are no potential payments upon termination or change-in-control for the named individuals.

      o     COMPENSATION OF DIRECTORS

                                                             Director Fee
                                                            Earned or Paid
         Name                                                 in Cash ($)
         ----------------------------------------------------------------

         Ross E. Silvey                                      $       1,000
         Terry Turner                                        $         500

The other director during 2006 was the CEO at the time, Mr. Clark. Mr. Clark was not paid separately for director meetings.

Dr. Silvey was to be compensated at the rate of $1,000 per meeting during 2006, which included his position as Chairman of the Audit Committee. Mr. Turner was to be compensated at the rate of $500 per meeting during 2006. The Board of Directors had one formal meeting during 2006.

The columns for stock awards, option awards, non-equity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings and all other compensation are omitted as there wan no other form of compensation for the directors.

      o     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The outside Directors served on the Compensation Committee.

      o     COMPENSATION COMMITTEE REPORT

Based on the Compensation Discussion and Analysis required by Item 402(b) between the compensation committee and management, the compensation committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the 10-K.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table indicates all persons who, as of February 28, 2007, the most recent practicable date, are known by us to own beneficially more than 5% of any class of our outstanding voting securities. As of February 28, 2007, there were 132,610,400 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name.

                            NAME AND ADDRESS OF                     AMOUNT AND NATURE OF
TITLE OF CLASS               BENEFICIAL OWNER                         BENEFICIAL OWNER           % OF CLASS
--------------               ----------------                         ----------------           ----------

Common                  Ruettiger Family Trust                            8,000,000                 6.03%
                        7633 E 63rd Pl, Ste 220
                        Tulsa, OK  74133

Common                  XStream Beverage Network, Inc.                   60,500,000                45.62%
                        2 South University Drive, Suite 220
                        Plantation, FL  33324

                        SECURITY OWNERSHIP OF MANAGEMENT

The following table indicates the beneficial ownership of our voting securities of all Directors of the Company and all Executive Officers who are not Directors of the Company, and all officers and directors as a group, as of February 28, 2007, the most recent practicable date. As of February 28, 2007, there were 132,610,400 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name. All options are currently exercisable, unless otherwise indicated.

                       NAME AND ADDRESS OF                   AMOUNT AND NATURE OF
TITLE OF CLASS          BENEFICIAL OWNER                       BENEFICIAL OWNER           % OF CLASS
--------------          ----------------                       ----------------           ----------

Common                Jerry Pearring (a)                              --                      --

Common                Richard T. Clark                                --                      --

Common                Bryce Knight                                    --                      --

Common                Ross Silvey                                     --                      --

Common                Terry Turner                                    --                      --


Common                All officers and directors as a                 --                      --
                       Group (4 persons)

(a) Mr. Pearring owns 2,100,000 shares of XStream (approximately 3%). Accordingly, in the event of a distribution of the Global stock owned by XStream to its shareholders, Mr. Pearring would own approximately 1,815,000 shares of Global or approximately 1.4%.


                      EQUITY COMPENSATION PLAN INFORMATION

We do not currently have an equity compensation plan.

The Company granted options to the three owners of an advertising vendor used by Rudy to acquire up to 450,000 shares of its common stock at an exercise price of $1.05 per share, the average price on the date of the grant, June 14, 2006. The stock option agreements expire on June 14, 2011, are fully vested and allow for payment of the exercise price in either cash or as an offset to their monthly billing of a minimum of 20%. A total of 25,962 options were exercised during 2006.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

On January 19, 2007, Mr. Clark resigned his position as CEO and Director and Dr. Silvey assumed the position of interim CEO and resigned his position as Chairman of the Audit Committee. On February 23, 2007, Dr. Silvey resigned his position as CEO and the Board of Directors appointed Mr. Pearring to serve as President, CEO and Director.

During 2006, Mr. Clark's compensation of $104,000 was paid to Clark Capital, which is wholly owned by Mr. Clark. Mr. Knight's compensation of $30,000 was paid to Knight Consulting Corporation, which is wholly owned by Mr. Knight. Mr. Knight resigned his position as CFO, Vice-president, Secretary and Treasurer effective February 23, 2007.

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

The Company changed auditors to Turner, Stone & Company, LLP ("Turner Stone") on November 17, 2005.

AUDIT FEES:

As of February 28, 2007, for the fiscal years ended December 31, 2006 and 2005, Turner Stone billed the Company $26,608 and $30,355, respectively, for services rendered for the audit of the Company's financial statements included in its report on Form 10-K and the reviews of the financial statements included in its reports on Form 10-Q filed with the SEC.

AUDIT RELATED FEES

None.

TAX FEES

The auditors have billed no fees for tax services.

OTHER FEES

None.

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a)   The following documents are filed as part of this report:
            1. Financial Statements - The following financial statements of Global Beverage Solutions, Inc. are contained in Item 8 of this Form 10-K:
                  o     Reports of Independent Certified Public Accountants
                  o     Statements of Net Assets at December 31, 2006 and 2005
                  o Statements of Operations - For the years ended December 31, 2006, 2005 and 2004
                  o Statements of Cash Flows - For the years ended December 31, 2006, 2005 and 2004
                  o Statements of Changes in Net Assets - For the years ended December 31, 2006, 2005 and 2004
                  o     Schedule of Investments - At December 31, 2006 and 2005
                  o     Notes to the Financial Statements
                  o Schedules of Financial Ratios for the years ended December 31, 2006, 2005 and 2004

            2. Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

            3. Exhibits - The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit           Description

31.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 24, 2007.


                                    GLOBAL BEVERAGE SOLUTIONS, INC.


                                    By: /s/ Jerry Pearring
                                        ----------------------------------------
                                        Jerry Pearring, Director, President,
                                        CEO and CFO (Principal Executive
                                        Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date                 Title (Capacity)                       Signature
----                 ----------------                       ---------


April 24, 2007       Director, President, CEO and CFO       /s/ Jerry Pearring
                     (Principal Executive Officer and       --------------------
                     Principal Financial Officer)           Jerry Pearring


April 24, 2007       Director                               /s/ Ross Silvey
                                                            --------------------
                                                            Ross Silvey

April 24, 2007       Director                               /s/ Terry Turner
                                                            --------------------
                                                            Terry Turner