Form 10-Q
period 2007-03-31
Global Beverage Solutions, Inc.
filed 2007-05-15
CIK 1084133

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                        For Quarter Ended: MARCH 31, 2007

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

              2 S. UNIVERSITY DR., SUITE 220, PLANTATION, FL 33324
              ----------------------------------------------------
               (Address of principal executive office) (Zip code)

                                 (954) 473-0850
                                 --------------
                           (Issuer's telephone number)

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

The number of shares outstanding of registrant's common stock, par value $.001 per share, as of March 31, 2007 was 147,267,501 shares.

                         GLOBAL BEVERAGE SOLUTIONS, INC.

                                      INDEX

                                                                           Page
                                                                            No.
                                                                          ------

Part I        Financial Information

   Item 1:    Condensed Financial Statements

              Statements of Net Assets as of March 31, 2007 and
                December 31, 2006                                            3
              Statements of Operations - For the Three Months
                Ended March 31, 2007 and 2006                                4
              Statements of Cash Flows - For the Three Months
                Ended March 31, 2007 and 2006                                5
              Statements of Changes in Net Assets - For the
                Three Months Ended March 31, 2007 and 2006                   6
              Financial Highlights - For the Three Months Ended
                March 31, 2007 and 2006                                      7
              Schedule of Investments as of March 31, 2007 and
                December 31, 2006                                           8-9
              Notes to Financial Statements                                10-20
   Item 2:    Managements Discussion and Analysis of Financial
                Condition and Results of Operations                        21-30
   Item 3:    Quantitative and Qualitative Disclosure about
                Market Risk                                                  31
   Item 4:    Controls and Procedures                                      31-32

Part II       Other Information

   Item 1:    Legal Proceedings                                              33
   Item 1A:   Risk Factors                                                   33
   Item 2:    Unregistered Sales of Equity Securities and Use
                of Proceeds                                                  33
   Item 3:    Defaults Upon Senior Securities                                33
   Item 4:    Submission of Matters to a Vote of Security Holders            33
   Item 5:    Other Information                                              33
   Item 6:    Exhibits                                                       33
   Signatures                                                                34
   Exhibits                                                                35-36


PART 1:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                                          GLOBAL BEVERAGE SOLUTIONS, INC.
                                        CONDENSED STATEMENTS OF NET ASSETS
                                       MARCH 31, 2007 AND DECEMBER 31, 2006


                                                                                      2007              2006
                                                                                 --------------    --------------
                                                                                  (Unaudited)
ASSETS
Investments in portfolio companies:
  Controlled affiliate (cost $22,250,952 at March 31, 2007 and
    $6,669,760 at December 31, 2006)                                             $  17,156,192     $   1,575,000
  Non-controlled affiliate (cost $1,011,500 at March 31, 2007 and
    December 31, 2006                                                                        -                 -
  Unaffiliated issuers (cost $200,000 at March 31, 2007 and
    December 31, 2006)                                                                       -                 -
                                                                                 --------------    --------------
    Total investments                                                               17,156,192         1,575,000
Cash and cash equivalents                                                               69,381               472
Deposits and prepaid expenses                                                            2,516               474
                                                                                 --------------    --------------
  TOTAL ASSETS                                                                      17,228,089         1,575,946
                                                                                 --------------    --------------

LIABILITIES
  Notes payable                                                                      4,388,582         1,335,000
  Accounts payable                                                                      40,244           103,486
  Accrued expenses                                                                     128,010            48,064
                                                                                 --------------    --------------
  TOTAL LIABILITIES                                                                  4,556,836         1,486,550
                                                                                 --------------    --------------
NET ASSETS                                                                       $  12,671,253     $      89,396
                                                                                 ==============    ==============

Commitments and contingencies (Note 6)

Composition of net assets:
  Preferred stock, $.001 par value; 50,000,000 shares
    authorized; no shares issued and outstanding                                 $           -     $           -
  Common stock, $.0001 par value, authorized 950,000,000 shares;
    147,267,501 and 43,665,067 shares issued and outstanding at
    March 31, 2007 and December 31, 2006, respectively                                 147,267            43,665
  Additional paid in capital                                                        30,968,809        17,130,808
  Stock subscription receivable                                                     (1,024,112)                -
  Deferred option compensation                                                        (101,124)         (121,349)
  Accumulated deficit:
    Accumulated net operating loss                                                  (9,134,912)       (8,779,053)
    Net realized loss on investments                                                (1,878,415)       (1,878,415)
    Net unrealized depreciation of investments                                      (6,306,260)       (6,306,260)
                                                                                 --------------    --------------
Net assets                                                                       $  12,671,253     $      89,396
                                                                                 ==============    ==============
Net asset value per share                                                        $      0.0860     $      0.0020
                                                                                 ==============    ==============


See accompanying notes to condensed financial statements.


                                          GLOBAL BEVERAGE SOLUTIONS, INC.
                                        CONDENSED STATEMENTS OF OPERATIONS
                                    THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                                    (UNAUDITED)


                                                                                      2007              2006
                                                                                 --------------    --------------

INCOME FROM OPERATIONS:
  Interest income from controlled affiliates                                     $           -     $       1,257
  Interest income from non-controlled affiliates                                             -             2,179
  Management income from non-controlled affiliates                                           -             6,000
                                                                                 --------------    --------------
                                                                                             -             9,436
                                                                                 --------------    --------------

EXPENSES:
  Officer and employee compensation and benefits                                       100,204            44,109
  Director fees                                                                          3,000             1,500
  Professional fees                                                                    134,070            42,581
  Shareholder services and communications                                               19,415            21,582
  Interest expense                                                                      66,042                 -
  Amortization of intrinsic value of common stock options                               20,225                 -
  Other general and administrative expense                                              12,903             5,876
                                                                                 --------------    --------------
                                                                                       355,859           115,648
                                                                                 --------------    --------------
Loss before income taxes and realized and unrealized losses                           (355,859)         (106,212)
  Income taxes                                                                               -                 -
                                                                                 --------------    --------------
NET LOSS FROM OPERATIONS                                                              (355,859)         (106,212)
                                                                                 --------------    --------------

NET REALIZED AND UNREALIZED LOSSES:
  Net realized loss on investments, net of income tax benefits of $0                         -                 -
  Change in unrealized depreciation of portfolio investments, net
    of deferred tax benefit of $0                                                            -                 -
                                                                                 --------------    --------------
      Net realized and unrealized losses                                                     -                 -
                                                                                 --------------    --------------
NET DECREASE IN NET ASSETS FROM OPERATIONS                                       $    (355,859)    $    (106,212)
                                                                                 ==============    ==============

Net decrease in net assets from operations per share, basic
     and diluted                                                                 $     (0.0043)    $     (0.0026)
                                                                                 ==============    ==============

Weighted average shares outstanding                                                 83,730,378        41,319,513
                                                                                 ==============    ==============


See accompanying notes to condensed financial statements.


                                          GLOBAL BEVERAGE SOLUTIONS, INC.
                                        CONDENSED STATEMENTS OF CASH FLOWS
                                    THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                                    (UNAUDITED)


                                                                                      2007              2006
                                                                                 --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net decrease in net assets from operations                                     $    (355,859)    $    (106,212)
  Adjustments to reconcile net decrease in net assets from
    operations to net cash used in operating activities:
      Amortization of intrinsic value of common stock options                           20,225                 -
      Common stock issued for services                                                   1,500                 -
      Amortization of notes payable discount                                            17,046                 -
      Changes in operating assets and liabilities:                                           -                 -
        Interest and fees receivable from portfolio companies                                -            (9,436)
        Deposits and prepaid expenses                                                   (2,042)            8,237
        Accounts payable and accrued expenses                                           17,361           (47,704)
                                                                                 --------------    --------------
          Net cash used in operating activities                                       (301,769)         (155,115)
                                                                                 --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in and advances to portfolio companies                                  (725,976)         (585,000)
                                                                                 --------------    --------------
          Net cash used in investing activities                                       (725,976)         (585,000)
                                                                                 --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issued for cash                                                       1,955,783           685,000
  Repayment of notes payable                                                          (859,129)                -
                                                                                 --------------    --------------
          Net cash provided by financing activities                                  1,096,654           685,000
                                                                                 --------------    --------------
Net increase (decrease) in cash and cash equivalents                                    68,909           (55,115)
Cash and cash equivalents, beginning of period                                             472           245,370
                                                                                 --------------    --------------
Cash and cash equivalents, end of period                                         $      69,381     $     190,255
                                                                                 ==============    ==============
Supplemental Cash Flow Information:
  Cash paid for interest and income taxes:
    Interest                                                                     $       8,666     $           -
    Income taxes                                                                             -                 -

  Non-cash investing and financing activities:
    Common stock issued for:
      Legal settlements                                                          $           -     $      60,000
      Amounts due Rudy Ruettiger by Rudy Beverage, Inc.                                625,000                 -
      Acquisition of Beverage Networks of Maryland, Inc.                             8,896,500                 -
      Acquisition of Aqua Maestro, Inc.                                              1,431,250                 -
      Liability of Rudy Beverage, Inc.                                                   7,458                 -
    Notes payable issued as partial consideration for:
      Acquisition of Beverage Networks of Maryland, Inc.                             3,704,652                 -
      Acquisition of Aqua Maestro, Inc.                                                190,356                 -


See accompanying notes to condensed financial statements.



                                          GLOBAL BEVERAGE SOLUTIONS, INC.
                                   CONDENSED STATEMENTS OF CHANGES IN NET ASSETS
                                    THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                                    (UNAUDITED)


                                                                                      2007              2006
                                                                                 --------------    --------------

CHANGES IN NET ASSETS FROM OPERATIONS:
  Net loss from operations                                                       $    (355,859)    $    (106,212)
  Net realized loss on sale of investments, net                                              -                 -
  Change in net unrealized depreciation of investments, net                                  -                 -
                                                                                 --------------    --------------
    Net decrease in net assets from operations                                        (355,859)         (106,212)
                                                                                 --------------    --------------

CAPITAL STOCK TRANSACTIONS:
  Common stock issued for:
    Cash                                                                             1,955,783           685,000
    Amounts due Rudy Ruettiger by Rudy Beverage, Inc.                                  625,000                 -
    Acquisition of Beverage Network of Maryland, Inc.                                8,896,500                 -
    Acquisition of Aqua Maestro, Inc.                                                1,431,250                 -
    Services                                                                             1,500                 -
    Notes and other debts                                                                7,458            60,000
  Amortization of intrinsic value of common stock options                               20,225                 -
                                                                                 --------------    --------------
    Net increase in net assets from stock transactions                              12,937,716           745,000
                                                                                 --------------    --------------
      Net increase in net assets                                                    12,581,857           638,788
      Net assets, beginning of period                                                   89,396         5,827,124
                                                                                 --------------    --------------
      Net assets, end of period                                                  $  12,671,253     $   6,465,912
                                                                                 ==============    ==============


See accompanying notes to condensed financial statements.


                                          GLOBAL BEVERAGE SOLUTIONS, INC.
                                               FINANCIAL HIGHLIGHTS
                                    THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                                    (UNAUDITED)


                                                                                      2007              2006
                                                                                 --------------    --------------

PER SHARE INFORMATION
  Net asset value, beginning of period                                           $      0.0020     $      0.1411
  Net decrease from operations                                                         (0.0043)          (0.0026)
  Net change in realized losses and unrealized
    depreciation of investments, net                                                         -                 -
  Net increase from stock transactions                                                  0.0883            0.0104
                                                                                 --------------    --------------
    Net asset value, end of period                                               $      0.0860     $      0.1489
                                                                                 ==============    ==============

Per share market value:
    Beginning of period                                                          $       0.42      $        1.67
    End of period                                                                        0.28               1.15
Investment return, based on market price at end of period (1)                           -34.5%             -31.1%

RATIOS/SUPPLEMENTAL DATA
  Net assets, end of period                                                      $ 12,671,253      $   6,465,912
  Average net assets                                                                5,786,062          5,962,391
  Annualized ratio of expenses to average net assets                                       25%                 8%
  Annualized ratio of net decrease in net assets from
    operations to average net assets                                                      -25%                -7%
  Shares outstanding at end of period                                             147,267,501         43,439,105
  Weighted average shares outstanding during period                                83,730,378         41,319,513

(1) Periods of less than one year are not annualized


See accompanying notes to condensed financial statements.


                                            GLOBAL BEVERAGE SOLUTIONS, INC.
                                                SCHEDULE OF INVESTMENTS
                                                     MARCH 31, 2007


              DATE OF                                                         HISTORICAL          FAIR          % NET
  SHARES    ACQUISITION                                                          COST             VALUE         ASSETS

COMMON STOCK IN UNAFFILIATED ISSUERS
------------------------------------
     8%        Jun-05    Titanium Design Studio, Inc., privately held;
                         a titanium jewelry manufacturer                    $     200,000     $          -          0%
                                                                            ==============    =============     ======

COMMON STOCK IN NON-CONTROLLED AFFILIATED PORTFOLIO COMPANIES
-------------------------------------------------------------
    44%        Jul-05    EON Beverage Group, Inc., privately held;
                         manufactures structured water pursuant to
                         proprietary process                                    1,011,500                -          0%
                                                                            ==============    =============     ======

COMMON STOCK IN CONTROLLED AFFILIATED PORTFOLIO COMPANIES
---------------------------------------------------------
    80%        Nov-05    Rudy Beverage, Inc., privately held; sells and
                         manufactures beverages higher in nutritional
                         value and lower in sugar than most existing
                         brands                                                 7,303,043        2,208,283         17%
   100%        Feb-07    Beverage Network of Maryland, Inc., wholly-
                         owned subsidiary; distributor of beverages in
                         the Mid-Atlantic States                               13,015,496       13,015,496        103%
   100%        Mar-07    Aqua Maestro, Inc., wholly-owned subsidiary;
                         engaged in wholesale and retail distribution
                         of domestic and imported bottled water                 1,932,413        1,932,413         15%
                                                                            --------------    -------------     ------
                         Total investments at December 31, 2006             $  22,250,952       17,156,192        135%
                                                                            ==============
                         Cash and other assets, less liabilities                                (4,484,939)       -35%
                                                                                              -------------     ------
                         Net assets at December 31, 2006                                      $ 12,671,253        100%
                                                                                              =============     ======


See accompanying notes to financial statements.


                                            GLOBAL BEVERAGE SOLUTIONS, INC.
                                                SCHEDULE OF INVESTMENTS
                                                   DECEMBER 31, 2006


              DATE OF                                                         HISTORICAL          FAIR          % NET
  SHARES    ACQUISITION                                                          COST             VALUE         ASSETS

COMMON STOCK IN UNAFFILIATED ISSUERS
------------------------------------
     8%        Jun-05    Titanium Design Studio, Inc., privately held;
                         a titanium jewelry manufacturer                    $     200,000     $          -          0%
                                                                            ==============    =============     ======

COMMON STOCK IN NON-CONTROLLED AFFILIATED PORTFOLIO COMPANIES
-------------------------------------------------------------
    44%        Jul-05    EON Beverage Group, Inc., privately held;
                         manufactures structured water pursuant to
                         proprietary process                                    1,011,500                -          0%
                                                                            ==============    =============     ======

COMMON STOCK IN CONTROLLED AFFILIATED PORTFOLIO COMPANIES
---------------------------------------------------------
    80%        Nov-05    Rudy Beverage, Inc., privately held; sells and
                         manufactures beverages higher in nutritional
                         value and lower in sugar than most existing
                         brands                                                 6,669,760        1,575,000       1762%
                                                                            --------------
                         Total investments at December 31, 2006             $   6,669,760        1,575,000       1762%
                                                                            ==============
                         Cash and other assets, less liabilities                                (1,485,604)     -1662%
                                                                                              -------------     ------
                         Net assets at December 31, 2006                                      $     89,396        100%
                                                                                              =============     ======


See accompanying notes to financial statements.

                                                           9

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

On October 10, 2005, the Company changed its name to Global Beverage Solutions, Inc. and began trading on the OTC Bulletin Board under the symbol GBVS.OB. Beginning with the original incorporation on January 29, 1977, the Company has had several name changes, including, Mercury Software, MedEx Corp., Aussie Apparel Group, Ltd., Bluetorch, Inc., Pacific Crest Investments and Pacific Peak Investments.

(B)   CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2007, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full years.

(C)   RECLASSIFICATIONS

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

(D)   GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2007, the Company has an accumulated deficit of $17,319,587 and had net losses totaling $355,859 for the three months ended March 31, 2007. Additionally, as of March 31, 2007, the Company had total assets excluding investments of $71,897 and had total liabilities of $4,556,836. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through debt and equity financing arrangements which management believes should be sufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The Company currently estimates it will require a total of approximately $1,800,000 to meet its operating cash flow requirements and its currently committed follow-on investments for the balance of 2007. The total requirements include the $1,050,000 in debt service requirements; $150,000 in follow-on investments to the portfolio companies; and an estimated $600,000 for working capital and overhead requirements. The Company expects to collect the $1,024,112 stock subscription receivable and will need to secure additional funding of approximately $800,000 to meet its anticipated requirements. If the Company is unable to obtain the additional funding, it may be forced to substantially reduce follow-on investments, overhead and possible restructure existing debt. It is expected that the $1,335,000 convertible notes will be converted into the Company's common stock.

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

      As part of this strategic process, the Company previously decided to concentrate its efforts in the beverage industry. It is believed that this direction will both reduce the risk for the Company and its shareholders as well as provide the best opportunity for long-term shareholder value. In addition, with the acquisitions completed in the first quarter, the Company has moved away from start-up companies and is concentrating efforts in companies that have some established track-record.

      On January 3, 2007, the Company filed notification of a de minimus sale under Regulation E of the Securities Act of 1933. A total of 700,000 shares of common stock were sold for $87,500. A second notification was filed under Regulation E on January 3, 2007 but this Offering was withdrawn and no sales were made pursuant to this offering. An Amended Offering Circular was filed on February 5, 2007. As of March 31, 2007, 21,333,333 shares had been sold for net cash proceeds of $1,868,283 and a stock subscription receivable of $1,024,112.

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

(2)   INVESTMENTS

BEVERAGE NETWORK OF MARYLAND, INC. ("BNM")
On February 23, 2007, the Company completed the purchase of BNM from XStream Beverage Network, Inc. ("XStream"). The transaction was structured as a merger of BNM into the Company's wholly owned subsidiary Global Merger Corp., a Nevada corporation, pursuant to the Agreement and Plan of Merger between the parties dated January 31, 2007, and as amended and completed on February 23, 2007.

Based in Jessup, Maryland, BNM engages in the distribution of beverages in the Mid-Atlantic States.

As a part of the transaction we issued 60,500,000 shares of our common stock and a $2,000,000 note payable to XStream. At closing, we paid $229,000 on the note and pursuant to the agreements will pay 40% of any subsequent cash proceeds received from the February 5, 2007, 1-E Offering. The remaining note balance is to be paid in monthly installments of $25,000 commencing September 1, 2007. Additionally, if we raise any equity capital while the note is still outstanding, we are required to apply 35% of the net proceeds to reduce the note.

Summary financial information for BNM as of March 31, 2007 and for the three months then ended is as follows:

Current assets                                             $         937,313
Property and equipment, net                                           81,893
Intangible assets, net                                             1,735,578
Other assets                                                          46,372
                                                           -----------------
     Total assets                                          $       2,801,156
                                                           =================

Current liabilities                                        $         832,720
Amounts due Global                                                 3,398,505
                                                           -----------------
     Total liabilities                                             4,231,225

Stockholder's deficit                                             (1,430,069)
                                                           -----------------
     Total liabilities and stockholder's deficit           $       2,801,156
                                                           =================

Revenues                                                   $       2,176,702
                                                           =================

Net loss                                                   $         168,878
                                                           =================

Management reviewed the accounting guidance related to the acquisition of BNM, which included EITF 90-13 and originally concluded that in future financial statements of the Company this transaction would be reported as a reverse merger. Upon discussion with the SEC, it was determined that EITF 90-13 would not act to control the status of a business development company under the Investment Company Act of 1940 and the Company's financial statements should be presented as investment company financial statements, notwithstanding a change in control of the Company.

AQUA MAESTRO, INC. ("AM")
On March 29, 2007, the Company completed the purchase of AM from the shareholders of AM. The transaction was structured as a merger of AM into the Company's wholly owned subsidiary, Global Beverage Acquisition Corp., a Florida corporation, pursuant to the Agreement and Plan of Merger and Reorganization between the parties dated March 29, 2007.

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

Summary financial information for AM as of March 31, 2007 and for the three months then ended is as follows:

Current assets                                             $         430,102
Property and equipment, net                                           17,387
Other assets                                                          27,220
                                                           -----------------
     Total assets                                          $         474,709
                                                           =================

Accounts payable and accrued expenses                      $         202,536
Note payable                                                         150,000
Amounts due Global                                                    50,000
                                                           -----------------
     Total liabilities                                               402,536

Stockholder's equity                                                  72,173
                                                           -----------------
     Total liabilities and stockholder's equity            $         474,709
                                                           =================

Revenues                                                   $         607,552
                                                           =================

Net earnings                                               $          44,307
                                                           ==================

RUDY PARTNERS, LTD. ("PARTNERS")
On January 18, 2007, the Company executed an agreement with Partners wherein the Company agreed to sell its 80% interest in Rudy for an 8% secured promissory note in the amount of $6,000,000 plus assumption of the advances and receivables owed to the Company by Rudy. The agreement closed on May 11, 2007. The note will be collateralized by 11,000,000 shares of the Company's common stock and will be payable in six annual installments of $1,000,000 commencing January 31, 2008. In addition, Partners agreed to convert any notes payable by Rudy to the Company, once Partners becomes publicly-traded or a subsidiary of a publicly-traded company, into no more than 20% of the common stock of the publicly traded entity, based upon the market value of the public entity's common stock.

RUDY BEVERAGE, INC. ("RUDY")
On November 17, 2005, the Company executed a Stock Purchase Agreement with the shareholders ("Sellers") of Rudy, a Nevada corporation, whereby the Company exchanged 6,000,000 shares of its common stock for 80% of the issued and outstanding common stock of Rudy. The Company's investment was valued at $4,860,000 based upon the trading price of the Company's common stock on the date of the transaction. The Sellers were eligible to receive up to 10,000,000 additional shares of the Company's common stock if Rudy achieved certain sales and net revenue goals by the twelve month periods ending June 30, 2007 and 2008. Rudy was founded by Rudy Ruettiger and Drew Carver to create a unique line of beverages higher in nutritional value but lower in sugar than existing brands. Rudy currently has developed two distinct products: Rudy Flying Colors, catering to children K through 8; and Rudy Revolution, a sport drink aimed at athletes across the board. The goal of the Rudy line of beverages is to create flavorful juice blends lower in sugar that existing brands.

The Company originally valued its investment in Rudy at December 31, 2006, based on the estimated value of the collateral on the Partners note of $3,375,000, resulting in an original adjustment of $3,294,760 as unrealized depreciation of the investment. Subsequent to December 31, 2006, based on the decline in the collateral on the Partners note, that is, the shares of the Company's common stock, the Company recorded an additional adjustment of $1,800,000 under guidance in FAS 5 for the additional decline in the Company's common stock as of April 24, 2007.

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

During the first quarter of 2006, shareholders of the Company contributed their 35% ownership of EON to the Company, which increased the Company's ownership to 44%. No value was attributed to the increased interest based on the Company's valuation at the time. During September 2006, the Company determined that, without substantial additional capital, EON had little chance of becoming successful. With current capital committed to Rudy, the Company elected to discontinue funding EON and fully reserved its investment. This amounted to $1,011,500 which is included in change in unrealized depreciation of portfolio investments in September 2006.

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

Based on the previous methodology, the Company determined that its investments should be valued at March 31, 2007 as follows:

      o     BEVERAGE NETWORK OF MARYLAND, INC.
            BNM is an operating beverage distribution company which the Company acquired on February 23, 2007. Based on the established valuation method, the investment in BNM is valued at its original cost of $12,601,152 plus follow-on investments of $414,344 at March 31, 2007.

      o     AQUA MAESTRO, INC.
            AM operates as a wholesale and retail distributor of domestic and imported bottled water. The acquisition was completed on March 29, 2007. Accordingly, based upon the established valuation method, the investment in AM is valued at its original cost of $1,921,606 plus follow-on investments of $10,807 at March 31, 2007.

      o     RUDY BEVERAGE, INC.
            The Company valued its investment in Rudy based on the estimated value of the collateral on the Partners note discussed above. The value at December 31, 2006, was based on the value of the Company's common stock at April 24, 2007. Accordingly, the investment is valued at the same $2,200,000 value plus follow-on investments of $8,283 at March 31, 2007.

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

(3)   NOTES PAYABLE

Notes payable at March 31, 2007, consist of the following:

Secured convertible promissory notes payable (1)                      1,335,000
Note payable to XStream Beverage Network, Inc. with interest at 6%; collateralized the note requires payment of 40% of
  any cash proceeds received by Global from the February 5,
  2007 1-E Offering with the remainder payable in monthly
  installments of $25,000 commencing September 1, 2007. In a
  Master Security Agreement, Global granted XStream a
  continuing security interest in substantially all of its
  assets as collateral as long as any obligation arising
  from the Agreement and Plan of Merger, as amended, remains outstanding.  In addition, pursuant to a Stock Pledge
  Agreement, the BNM stock owned by Global is pledged as
  additional collateral on the obligations and BNM
  guarantees the Global obligations to XStream.                       1,316,528
Non-interest bearing note payable to Master Distributor
  which was assumed as a part of the acquisition of BNM.
  Monthly payments of $83,333 for two years; discounted at
  12%; penalty provisions require a late charge of $5,000
  plus interest of 1 1/2% per month for all payments made
  after the 15th of the month; the Company guarantees that
  the note, with a face value of $2,000,000 plus the
  proceeds from 4,000,000 shares of its common stock will
  equal at least $3,000,000 total                                     1,546,698
Non-interest bearing notes payable to the former
  stockholders of Aqua Maestro, Inc.; payable in 9 equal
  monthly payments of $22,222 commencing on April 15, 2007;
  discounted at 12%; unsecured                                          190,356
                                                                  --------------
          Total notes payable                                         4,388,582
                                                                  ==============

(1) During the year ended December 31, 2006, the Company issued 8%, one-year secured convertible promissory notes payable ("Secured Notes") to a group of investors in the aggregate amount of $1,335,000. The notes were convertible into restricted common shares at an initial rate of $.50 per share. Management has determined that these notes qualify as conventional convertible debt pursuant to APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" and EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," accordingly the embedded conversion option is not a derivative. The Company computed an intrinsic value of the beneficial conversion of $538,000 based on the quoted stock price on the grant dates. The beneficial conversion feature was credited to additional paid-in capital and charged to interest expense when the agreement commenced since the Secured Notes could be converted when issued.

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

As of March 31, 2007, Secured Notes in the aggregate principal amount of $1,335,000 are in default as the interest due on November 1, 2006 and February 1, 2007, was not paid. The default rate of interest of 12% is in effect for these Secured Notes.

As of December 31, 2006, the Secured Notes were convertible into common stock at the rate of $.50 per share. In January 2007, the Company sold 700,000 shares of its common stock pursuant to its Offering Circular dated January 3, 2007, for $87,500 ($.125/share). Accordingly, pursuant to the Secured Note agreement, the conversion rate for the Secured Notes became $.125 on that date.

        Face value of discounted notes payable             $   2,025,000
        Discount                                                (287,946)
                                                           --------------
          Present value of discounted notes                $   1,737,054
                                                           ==============

(4)   EQUITY

COMMON STOCK:
The Company is authorized to issue up to 950,000,000 shares of common stock, par value $.001. At March 31, 2007, there were 147,267,501 shares issued and outstanding.

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

OPTIONS:
The Company recognizes amortization expense on a straight-line basis over the requisite service period for each stock option grant. Total stock-based amortization expense recognized was $20,225 and $0, during the three months ended March 31, 2007 and 2006, respectively.

(5)   COMMITMENTS AND CONTINGENCIES

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

SEC - On March 26, 2007, the Company received comments from the SEC regarding its Amended 1-E Offering filed on February 5, 2007 ("Amended Offering"). In its comments, the SEC raised issues not only with the Amended Offering, but previous 1-E Offerings as well. A primary issue was its belief that the Company was not eligible to take advantage of the Regulation E Exemption afforded 1940 Act companies. After reviewing the SEC comments, the Company has engaged outside counsel to determine the applicability of the comments set forth in the SEC Letter. Presently, our attorneys have responded and begun discussions with the SEC regarding resolution. Although the Company believes that it is currently in compliance with the Investment Company Act of 1940, it, and its attorneys are presently working with the SEC to resolve all issues raised in a manner which is satisfactory to the SEC. In the event the SEC is correct in its assessment that the Company was not eligible for using the Regulation E exemption, the Company could be required to offer rescission to each subscriber of the Company's 1-E offerings from September 15, 2005 to January 19, 2007.

OTHER ITEMS - The Company had a month-to-month agreement with its chief executive officer which provided for payment of compensation of $6,000 per month, which terminated when he resigned in January 2007. The Company's current CEO receives a salary of $185,000 per annum.

The Company leases its office facility on a month-to-month basis at the rate of $4,570 per month.

The Company currently estimates it will require a total of approximately $1,800,000 to meet its operating cash flow requirements and its currently committed follow-on investments for the balance of 2007. The total requirements include $1,050,000 in loan payments; $150,000 in follow-on investments to the portfolio companies; and an estimated $600,000 for working capital and overhead requirements.

GUARANTY - The Company issued a non-interest bearing note in the amount of $2,000,000 together with 4,000,000 shares of the Company's common stock to a creditor of BNM. The Company has guaranteed that the creditor will receive at least $3,000,000 from the note and the stock, providing the shares are sold by February 23, 2009. The Company also guaranteed payment of salary to two individuals by BNM in the total amount of $134,000 for 2007 and $26,000 for 2008, 2009 and 2010 and guaranteed reimbursement of expenses and payment of health benefits for the same periods.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we will evaluate our estimates and judgments, including those related to revenue recognition, valuation of investments in portfolio companies, accrued expenses, financing operations, contingencies and litigation. We will base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, such as the investments in portfolio companies. These accounting policies are described at relevant sections in this discussion and analysis and in the "Notes to Financial Statements" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2007 AND 2006 -

      o During the 2006 period we recognized revenue in the amount of $3,436 in interest income from portfolio companies and $6,000 in management fees from portfolio companies. We had no revenue during the 2007 period.

      o During the three months ended March 31, 2007, total expenses increased $240,211 (208%) to $355,859 from $115,648 in the prior year period.

            1. Officer and employee compensation increased $56,095 (127%) in 2007 from the amount in 2006. The increase includes a larger staff and a full time CEO commencing in February 2007. In addition, there was $25,000 in additional compensation for the former CEO for his assistance in completing the acquisition of BNM.
            2. Professional fees increased $91,489 (215%) in the 2007 period from the 2006 period. The principal cause of the increase is the acquisition of BNM and AM.
            3. Other general and administrative expense increased $7,027 (120%) in 2007 as compared to 2006. The increase is primarily due to opening the new office location in Florida and the duplication of certain costs during the relocation.
            4. The Company recorded interest expense in the amount of $66,042 in the 2007 period and had no interest in the 2006 period. All debt has been added during the last 12 months.
            5. The Company recognized $20,225 in amortization of the intrinsic value of common stock options in 2007. There were no options outstanding during the 2006 period.

LIQUIDITY AND CAPITAL RESOURCES

      o At March 31, 2007, we had net assets of $12,671,253 as compared to net assets of $89,396 at December 31, 2006. During the 2007 period, total assets increased $15,652,143 and total liabilities increased $3,070,286, a net increase of $12,581,857. The principal increase in assets was the increase in investments of $15,581,192. The principal increase in liabilities was the increase in notes payable of $3,053,582. The Company now has substantially increased assets; however, the debt service requirements include a total of approximately $1,050,000 in debt payments due over the balance of 2007. The Company's principal source of funding will be the collection of the stock subscription receivable of $1,024,112 and new equity funding.

            The Company currently estimates it will require a total of approximately $1,800,000 to meet its operating cash flow requirements and its currently committed follow-on investments for the balance of 2007. The total requirements include the $1,050,000 in debt service requirements; $150,000 in follow-on investments to the portfolio companies; and an estimated $600,000 for working capital and overhead requirements. The Company expects to collect the $1,024,112 stock subscription receivable and will need to secure additional funding of approximately $800,000 to meet its anticipated requirements. If they are unable to obtain the additional funding, they may be forced to substantially reduce follow-on investments, overhead and possible restructure existing debt. It is expected that the $1,335,000 convertible notes will be converted into the Company's common stock.

      o As of March 31, 2007, the Company had limited revenues and had an accumulated deficit totaling $17,319,587. Additionally, as of March 31, 2007, the Company had total assets excluding investments of $71,897 and total liabilities of $4,556,836. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through debt and equity financing arrangements which management believes should be sufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

NET ASSET VALUE

As a BDC, certain of our activities and disclosures are made in reference to Net Asset Value ("NAV") which is the value of our portfolio assets less debt and preferred stock. This may be viewed, simply and generalized, as the value of our assets available to our common stock holders. As of the date of the financial information in this report, the value of our portfolio of assets including investments and securities in portfolio companies and cash is $17,228,089 and from this, are subtracted liabilities and debts of $4,556,836. There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included if there were. The NAV is therefore $12,671,253. The Net Asset Value per Share ("NAV/S") is calculated by dividing the NAV by the number of common shares outstanding (147,267,501). The NAV/S is $.0860.

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

ITEM 4:  CONTROLS AND PROCEDURES

                      Evaluation of Controls and Procedures

The Company's board of directors and management, including the Chief Executive Officer ("CEO"), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based upon that evaluation, the Company's board of directors and management, including the CEO, concluded that, as of March 31, 2007, the Company's disclosure controls and procedures were effective in alerting management on a timely basis to material Company information that would be required to be included in our periodic filings with the SEC.

Based on their most recent evaluation as of the Evaluation Date, the CEO has also concluded that the other controls and procedures, that are designed to ensure that information required to be disclosed in our periodic filings with the SEC, are adequate.

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

On March 26, 2007, the Company received comments from the SEC regarding its Amended 1-E Offering filed on February 5, 2007 ("Amended Offering"). In its comments, the SEC raised issues not only with the Amended Offering, but previous 1-E Offerings as well. This raised the issue as to whether the internal controls were adequate. The Company has taken the position that its availing itself of the offerings under the Regulation E Exemption afforded 1940 Act companies was appropriate and therefore its internal controls were adequate to determine its eligibility. After reviewing the SEC comments, the Company has engaged outside counsel to determine the applicability of the comments set forth in the SEC Letter. Although the Company believes that it is currently in compliance with the Investment Company Act of 1940, it and its attorneys are presently working with the SEC to resolve all issues raised in a manner which is satisfactory to the SEC. In the event the SEC is correct in its assessment that the Company was not eligible for using the Regulation E exemption, the Company would be required to reassess its internal controls to determine what steps should be taken to insure eligibility for an offering under Regulation E.

In connection with this comment letter, the matter of the controls of the Company was raised. Controls would come into place to determine the appropriateness of the Company's use of, and eligibility to file under, certain filings. Controls would also come into place to manage the flow of accurate information in order to insure timely filings. The Company believes that it has adequate controls to insure the flow of accurate information but acknowledges that the extraordinary nature of certain significant events indicated as occurring subsequent to the close of our fiscal year lead to analysis and review which required additional time. While it may be said that the Company could have avoided late filing of its Form 10-K by holding off completion of the contemplated transactions, the decision to pursue these transactions was a business decision based on reasons that the Company believes to be sound and reasonable and the result, while not unforeseen, was not unreasonable. Additionally, the Company was aware of the claims of the Securities and Exchange Commission regarding the recent notification to sell stock and does not believe that the logic of the Securities and Exchange Commission is correct. This is a business decision based on review with outside counsel and does not reflect inadequacy of controls. Not being advised of the possibility of delays, in the first case, or the possibility of concerns of the Securities and Exchange Commission, in the second case, might indicate problems with our controls.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1:  LEGAL PROCEEDINGS

Not applicable.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2007: the company issued 12,000 restricted shares for services in the amount of $1,500; issued 5,000,000 shares to Rudy Ruettiger for $625,000 owed to him by Rudy Beverage; issued 22,033,333 shares for net cash of $1,955,783 and a stock subscription receivable of $1,024,112; issued 61,900,000 shares for the acquisition of BNM, including 1,400,000 shares for a finders fee, in total valued at $8,356,500; issued 4,000,000 shares to a creditor of BNM as part of the acquisition of BNM valued at $540,000; 10,650,000 shares to the former shareholders of AM and a creditor of AM valued at $1,431,250; and 7,101 shares for a liability of Rudy in the amount of $7,458.

The shares issued for cash include 700,000 shares issued pursuant to the de minimus 1-E Offering dated January 3, 2007, and 21,333,333 shares issued pursuant to the Amended 1-E Offering dated February 5, 2007.

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

                                        GLOBAL BEVERAGE SOLUTIONS, INC.



Date:  May 15, 2007                     By: /s/ Jerry Pearring
                                            ------------------------------------
                                            Jerry Pearring,
                                            Chief Executive Officer and
                                            Chief Financial Officer