Form 10-Q
period 2007-06-30
Global Beverage Solutions, Inc.
filed 2007-08-14
CIK 1084133

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                        For Quarter Ended: June 30, 2007


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

The number of shares outstanding of registrant's common stock, par value $.001 per share, as of June 30, 2007 was 147,267,501 shares.

                                      Global Beverage Solutions, Inc.

                                                   INDEX

                                                                                                      Page
                                                                                                       No.
                                                                                                       ---

Part I         Financial Information

      Item 1:  Condensed Financial Statements

               Statements of Net Assets as of June 30, 2007 and December 31, 2006                      3
               Statements of Operations - For the Three Months Ended June 30, 2007 and 2006            4
               Statements of Operations - For the Six Months Ended June 30, 2007 and 2006              5
               Statements of Cash Flows - For the Six Months Ended June 30, 2007 and 2006              6
               Statements of Changes in Net Assets - For the Six Months Ended June 30, 2007
               and 2006                                                                                7
               Financial Highlights - For the Six Months Ended June 30, 2007 and 2006                  8
               Schedule of Investments as of June 30, 2007 and December 31, 2006                     9-10
               Notes to Financial Statements                                                         11-23
      Item 2:  Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                            24-28
      Item 3:  Quantitative and Qualitative Disclosure about Market Risk                              29
      Item 4:  Controls and Procedures                                                                29

Part II        Other Information                                                                     30-33

      Item 1:  Legal Proceedings
      Item 1A: Risk Factors
      Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds
      Item 3:  Defaults Upon Senior Securities
      Item 4:  Submission of Matters to a Vote of Security Holders
      Item 5:  Other Information
      Item 6:  Exhibits
      Signatures
      Exhibits


                                                    2


PART 1:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                                  GLOBAL BEVERAGE SOLUTIONS, INC.
                                 Condensed Statements of Net Assets
                                June 30, 2007 and December 31, 2006

                                                                          2007            2006
                                                                      ------------    ------------
                                                                      (Unaudited)

ASSETS
Investments in portfolio companies:
  Controlled affiliates (cost $14,898,181 at June 30, 2007 and
     $6,669,760 at December 31, 2006)                                 $ 14,898,181    $  1,575,000
  Non-controlled affiliate (cost $8,314,543 at June 30, 2007 and
     $1,011,500 at December 31, 2006                                       550,000               -
  Unaffiliated issuers (cost $200,000 at June 30, 2007 and
     December 31, 2006)                                                          -               -
                                                                      ------------    ------------
     Total investments                                                  15,448,181       1,575,000
Cash and cash equivalents                                                    1,863             472
Deposits and prepaid expenses                                               11,682             474
Office equipment, net                                                        1,519               -
                                                                      ------------    ------------
  TOTAL ASSETS                                                          15,463,245       1,575,946
                                                                      ------------    ------------

LIABILITIES
  Notes payable (Note 3)                                                 4,246,169       1,335,000
  Accounts payable                                                          68,163         103,486
  Accrued expenses                                                         253,170          48,064
                                                                      ------------    ------------
  TOTAL LIABILITIES                                                      4,567,502       1,486,550
                                                                      ------------    ------------
NET ASSETS                                                            $ 10,895,743    $     89,396
                                                                      ============    ============

Commitments and contingencies (Note 5)

Composition of net assets:
  Preferred stock, $.001 par value; 50,000,000 shares
     authorized; no shares issued and outstanding                     $          -    $          -
  Common stock, $.0001 par value, authorized 950,000,000 shares;
    147,267,501 and 43,665,067 shares issued and outstanding at
     June 30, 2007 and December 31, 2006, respectively                     147,267          43,665
  Additional paid in capital                                            30,473,262      17,130,808
  Stock subscription receivable                                           (273,450)              -
  Deferred option compensation                                             (80,899)       (121,349)
  Accumulated deficit:
    Accumulated net operating loss                                      (9,527,479)     (8,779,053)
    Net realized loss on investments                                    (1,878,415)     (1,878,415)
    Net unrealized depreciation of investments                          (7,964,543)     (6,306,260)
                                                                      ------------    ------------
Net assets                                                            $ 10,895,743    $     89,396
                                                                      ============    ============
Net asset value per share                                             $     0.0740    $     0.0020
                                                                      ============    ============

See accompanying notes to condensed financial statements.



                                     GLOBAL BEVERAGE SOLUTIONS, INC.
                                   Condensed Statements of Operations
                                Three Months Ended June 30, 2007 and 2006
                                               (Unaudited)

                                                                              2007             2006
                                                                         -------------    -------------
Income from operations:
  Interest income from controlled affiliates                             $           -    $      22,399
  Interest income from non-controlled affiliates                                     -           10,131
  Management income from non-controlled affiliates                                   -            6,000
                                                                         -------------    -------------
                                                                                     -           38,530
                                                                         -------------    -------------

Expenses:
  Officer and employee compensation and benefits                                79,526           37,500
  Professional fees                                                            104,874          120,857
  Shareholder services and communications                                        7,565            1,920
  Interest expense                                                             148,887                -
  Amortization of intrinsic value of common stock options                       20,225                -
  Rent and utilities                                                            13,557            3,000
  Lawsuit settlement                                                                 -           78,000
  Other general and administrative expense                                      17,933           10,222
                                                                         -------------    -------------
                                                                               392,567          251,499
                                                                         -------------    -------------
Loss before income taxes and realized and unrealized losses                   (392,567)        (212,969)
  Income taxes                                                                       -                -
                                                                         -------------    -------------
Net loss from operations                                                      (392,567)        (212,969)
                                                                         -------------    -------------

Net realized and unrealized losses:
  Net realized loss on investments, net of income tax benefits of $0                 -                -
  Change in unrealized depreciation of portfolio investments, net
     of deferred tax benefit of $0                                          (1,658,283)               -
                                                                         -------------    -------------
          Net realized and unrealized losses                                (1,658,283)               -
                                                                         -------------    -------------
Net decrease in net assets from operations                               $  (2,050,850)   $    (212,969)
                                                                         =============    =============

Net decrease in net assets from operations per share, basic
     and diluted                                                         $     (0.0139)   $     (0.0049)
                                                                         =============    =============

Weighted average shares outstanding                                        147,267,501       43,557,676
                                                                         =============    =============

See accompanying notes to condensed financial statements.



                                     GLOBAL BEVERAGE SOLUTIONS, INC.
                                   Condensed Statements of Operations
                                 Six Months Ended June 30, 2007 and 2006
                                               (Unaudited)

                                                                              2007             2006
                                                                         -------------    -------------
Income from operations:
  Interest income from controlled affiliates                             $           -    $      23,656
  Interest income from non-controlled affiliates                                     -           12,310
  Management income from non-controlled affiliates                                   -           12,000
                                                                         -------------    -------------
                                                                                     -           47,966
                                                                         -------------    -------------

Expenses:
  Officer and employee compensation and benefits                               130,730           75,000
  Director fees                                                                  3,000            1,500
  Professional fees                                                            287,944          187,700
  Shareholder services and communications                                       25,180            5,240
  Interest expense                                                             214,929                -
  Amortization of intrinsic value of common stock options                       40,450                -
  Rent and utilities                                                            19,417            6,000
  Lawsuit settlement                                                                 -           78,000
  Other general and administrative expense                                      26,776           13,707
                                                                         -------------    -------------
                                                                               748,426          367,147
                                                                         -------------    -------------
Loss before income taxes and realized and unrealized losses                   (748,426)        (319,181)
  Income taxes                                                                       -                -
                                                                         -------------    -------------
Net loss from operations                                                      (748,426)        (319,181)
                                                                         -------------    -------------

Net realized and unrealized losses:
  Net realized loss on investments, net of income tax benefits of $0                 -                -
  Change in unrealized depreciation of portfolio investments, net
     of deferred tax benefit of $0                                          (1,658,283)               -
                                                                         -------------    -------------
          Net realized and unrealized losses                                (1,658,283)               -
                                                                         -------------    -------------
Net decrease in net assets from operations                               $  (2,406,709)   $    (319,181)
                                                                         =============    =============

Net decrease in net assets from operations per share, basic
     and diluted                                                         $     (0.0208)   $     (0.0075)
                                                                         =============    =============

Weighted average shares outstanding                                        115,674,456       42,444,615
                                                                         =============    =============

See accompanying notes to condensed financial statements.



                                     GLOBAL BEVERAGE SOLUTIONS, INC.
                                   Condensed Statements of Cash Flows
                                 Six Months Ended June 30, 2007 and 2006
                                               (Unaudited)

                                                                                2007            2006
                                                                            ------------    ------------
Cash flows from operating activities:
  Net decrease in net assets from operations                                $ (2,406,709)   $   (319,181)
  Adjustments to reconcile net decrease in net assets from
     operations to net cash used in operating activities:
          Change in unrealized depreciation of portfolio investments           1,658,283               -
          Amortization of intrinsic value of common stock options                 40,450               -
          Discount on notes payable                                               69,281               -
          Depreciation                                                                71               -
          Common stock issued for services                                         1,500               -
          Changes in operating assets and liabilities:
               Interest and fees receivable from portfolio companies                   -         (47,966)
               Deposits and prepaid expenses                                     (11,208)          7,672
               Accounts payable and accrued expenses                             169,784         220,710
                                                                            ------------    ------------
                    Net cash used in operating activities                       (478,548)       (138,765)
                                                                            ------------    ------------
Cash flows from investing activities:
  Investments in and advances to portfolio companies                            (676,249)     (1,112,300)
  Purchase of office equipment                                                    (1,590)              -
                                                                            ------------    ------------
                    Net cash used in investing activities                       (677,839)     (1,112,300)
                                                                            ------------    ------------
Cash flows from financing activities:
  Common stock issued for cash                                                 2,210,898       1,121,000
  Repayment of notes payable                                                  (1,053,120)              -
                                                                            ------------    ------------
                    Net cash provided by financing activities                  1,157,778       1,121,000
                                                                            ------------    ------------
Net increase (decrease) in cash and cash equivalents                               1,391        (130,065)
Cash and cash equivalents, beginning of period                                       472         245,370
                                                                            ------------    ------------
Cash and cash equivalents, end of period                                    $      1,863    $    115,305
                                                                            ============    ============

Supplemental Cash Flow Information:
  Cash paid for interest and income taxes:
     Interest                                                               $     27,470    $          -
     Income taxes                                                                      -               -

  Non-cash investing and financing activities: Common stock issued for:
        Legal settlements                                                            $ -    $    182,000
        Amounts due Rudy Ruettiger by Rudy Beverage, Inc.                        625,000               -
        Acquisition of Beverage Networks of Maryland, Inc.                     8,896,500               -
        Acquisition of Aqua Maestro, Inc.                                      1,431,250               -
        Liability of Rudy Beverage, Inc.                                           7,458           8,111
     Notes payable issued as partial consideration for:
        Acquisition of Beverage Networks of Maryland, Inc.                     3,704,652               -
        Acquisition of Aqua Maestro, Inc.                                        190,356               -

See accompanying notes to condensed financial statements.



                               GLOBAL BEVERAGE SOLUTIONS, INC.
                        Condensed Statements of Changes in Net Assets
                           Six Months Ended June 30, 2007 and 2006
                                         (Unaudited)


                                                                    2007            2006
                                                                ------------    ------------
Changes in net assets from operations:
  Net loss from operations                                      $   (748,426)   $   (319,181)
  Net realized loss on sale of investments, net                            -               -
  Change in net unrealized depreciation of investments, net       (1,658,283)              -
                                                                ------------    ------------
    Net decrease in net assets from operations                    (2,406,709)       (319,181)
                                                                ------------    ------------

Capital stock transactions:
  Common stock issued for:
     Cash                                                          2,210,898       1,121,000
     Amounts due Rudy Ruettiger by Rudy Beverage, Inc.               625,000               -
     Acquisition of Beverage Network of Maryland, Inc.             8,896,500               -
     Acquisition of Aqua Maestro, Inc.                             1,431,250               -
     Services                                                          1,500               -
     Notes and other debts                                             7,458         190,111
  Amortization of intrinsic value of common stock options             40,450               -
                                                                ------------    ------------
    Net increase in net assets from stock transactions            13,213,056       1,311,111
                                                                ------------    ------------
          Net increase in net assets                              10,806,347         991,930
          Net assets, beginning of period                             89,396       5,827,124
                                                                ------------    ------------
          Net assets, end of period                             $ 10,895,743    $  6,819,054
                                                                ============    ============

See accompanying notes to condensed financial statements.



                                    GLOBAL BEVERAGE SOLUTIONS, INC.
                                          Financial Highlights
                                Sxi Months Ended June 30, 2007 and 2006
                                              (Unaudited)

                                                                            2007              2006
                                                                       -------------     -------------

PER SHARE INFORMATION
 Net asset value, beginning of period                                  $      0.0020     $      0.1411
 Net decrease from operations                                                (0.0065)          (0.0075)
 Net change in realized losses and unrealized
  depreciation of investments, net                                           (0.0143)                -
 Net increase from stock transactions                                         0.0928            0.0197
                                                                       -------------     -------------
     Net asset value, end of period                                    $      0.0740     $      0.1533
                                                                       =============     =============

Per share market value:
     Beginning of period                                               $        0.42     $        1.67
     End of period                                                              0.06              0.94
Investment return, based on market price at end of period (1)                 -85.7%            -43.7%

RATIOS/SUPPLEMENTAL DATA
 Net assets, end of period                                             $  10,895,743     $   6,819,054
 Average net assets                                                        5,840,064         6,239,783
 Annualized ratio of expenses to average net assets                               26%               12%
 Annualized ratio of net decrease in net assets from operations to
     average net assets                                                          -82%              -10%
 Shares outstanding at end of period                                     147,267,501        44,475,065
 Weighted average shares outstanding during period                       115,674,456        42,494,615

(1) Periods of less than one year are not annualized

See accompanying notes to condensed financial statements.



                                              GLOBAL BEVERAGE SOLUTIONS, INC.
                                                  Schedule of Investments
                                                      June 30, 2007

              Date of                                                         Historical           Fair          % Net
  Shares    Acquisition                                                          Cost             Value         Assets

INVESTMENT IN UNAFFILIATED ISSUERS
----------------------------------
     8%        Jun-05    Titanium Design Studio, Inc., privately held;
                         a titanium jewelry manufacturer                          $ 200,000     $          -          0%
                                                                            ----------------  ---------------  ----------

INVESTMENT IN AND ADVANCES TO NON-CONTROLLED AFFILIATED PORTFOLIO COMPANIES
---------------------------------------------------------------------------
    44%        Jul-05    EON Beverage Group, Inc., privately held;
                         manufactures structured water pursuant to
                         proprietary process                                      1,011,500                -          0%
    N/A        May-07    Note receivable from Rudy Partners, Ltd. in face
                         amount of $6,000,000, received in sale of 80%
                         of Rudy Beverage, Inc. owned by the Company;
                         Rudy sells and manufactures beverages higher
                         in nutritional value and lower in sugar than
                         most existing brands; collateralized with 11
                         million shares of the Company's common stock             7,303,043          550,000          5%
                                                                            ----------------  ---------------  ----------
                                                                                  8,314,543          550,000          5%
                                                                            ----------------  ---------------  ----------

INVESTMENTS IN AND ADVANCES TO CONTROLLED AFFILIATED PORTFOLIO COMPANIES
------------------------------------------------------------------------
   100%        Feb-07    Beverage Network of Maryland, Inc., wholly-
                         owned subsidiary; distributor of beverages in
                         the Mid-Atlantic States                                 12,941,575       12,941,575        119%
   100%        Mar-07    Aqua Maestro, Inc., wholly-owned subsidiary;
                         engaged in wholesale and retail distribution
                         of domestic and imported bottled water                   1,956,606        1,956,606         15%
                                                                            ----------------  ---------------
                                                                                 14,898,181       14,898,181
                                                                            ----------------  ---------------  ----------
                         Total investments at June 30, 2007                    $ 23,412,724       15,448,181        142%
                                                                            ================
                         Cash and other assets, less liabilities                                  (4,552,438)       -42%
                                                                                              ---------------  ----------
                         Net assets at June 30, 2007                                            $ 10,895,743        100%
                                                                                              ===============  ==========

See accompanying notes to financial statements.



                                              GLOBAL BEVERAGE SOLUTIONS, INC.
                                                  Schedule of Investments
                                                    December 31, 2006

              Date of                                                           Historical          Fair         % Net
  Shares    Acquisition                                                            Cost            Value         Assets

COMMON STOCK IN UNAFFILIATED ISSUERS
------------------------------------
    8%        Jun-05    Titanium Design Studio, Inc., privately held;
                        a titanium jewelry manufacturer                            $ 200,000      $         -          0%
                                                                              ===============  =============== ===========

COMMON STOCK IN NON-CONTROLLED AFFILIATED PORTFOLIO COMPANIES
-------------------------------------------------------------
   44%        Jul-05    EON Beverage Group, Inc., privately held;
                        manufactures structured water pursuant to
                        proprietary process                                        1,011,500                -          0%
                                                                              ===============  =============== ===========

COMMON STOCK IN CONTROLLED AFFILIATED PORTFOLIO COMPANIES
---------------------------------------------------------
   80%        Nov-05    Rudy Beverage, Inc., privately held; sells and
                        manufactures beverages higher in nutritional
                        value and lower in sugar than most existing
                        brands                                                     6,669,760        1,575,000       1762%
                                                                              ---------------  --------------- -----------
                        Total investments at December 31, 2006                   $ 6,669,760        1,575,000       1762%
                                                                              ===============
                        Cash and other assets, less liabilities                                    (1,485,604)     -1662%
                                                                                               --------------- -----------
                        Net assets at December 31, 2006                                           $    89,396        100%
                                                                                               =============== ===========

See accompanying notes to financial statements.


                                                            10

                         GLOBAL BEVERAGE SOLUTIONS, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)


(1)  DESCRIPTION OF BUSINESS

(A)  ORGANIZATION AND BUSINESS
------------------------------

The condensed financial statements include the accounts of Global Beverage Solutions, Inc. ("Global" or the "Company"). Pursuant to Article 6 of Regulation S-X, the Company will operate on a non-consolidated basis and the financial results of the Company's portfolio companies are not consolidated in the Company's financial statements. Only the appreciation or depreciation of these investments in portfolio companies will be included in the Company's financial statements.

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


(B)  CONDENSED FINANCIAL STATEMENTS
-----------------------------------

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2007, and the results of operations and cash flows for all periods presented have been made.

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

(C)  RECLASSIFICATIONS
----------------------

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.


(D)  GOING CONCERN
------------------

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2007, the Company has an accumulated deficit of $19,370,437 and had net losses totaling $2,406,709 for the six months ended June 30, 2007. Additionally, as of June 30, 2007, the Company had total assets excluding investments of $15,064 and had total liabilities of $4,567,502. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through debt and equity financing arrangements which management believes should be sufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The Company currently estimates it will require a total of approximately $1,675,000 to meet its operating cash flow requirements and its currently committed follow-on investments for the balance of 2007. The total requirements include the $1,100,000 in debt service requirements; $275,000 in follow-on investments to the portfolio companies; and an estimated $300,000 for working capital and overhead requirements. If the Company is unable to obtain the additional funding, it may be forced to substantially reduce follow-on investments, overhead and possibly restructure existing debt. It is expected that the $1,335,000 convertible notes will be converted into the Company's common stock.

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

     As part of this strategic process, the Company previously decided to concentrate its efforts in the beverage industry. It is believed that this direction will both reduce the risk for the Company and its shareholders as well as provide the best opportunity for long-term shareholder value. In addition, with the acquisitions completed in the first quarter of 2007, the Company has moved away from start-up companies and is concentrating efforts in companies that have some established track-record.

     On January 3, 2007, the Company filed notification of a de minimus sale under Regulation E of the Securities Act of 1933. A total of 700,000 shares of common stock were sold for $87,500. A second notification was filed under Regulation E on January 3, 2007 but this Offering was withdrawn and no sales were made pursuant to this offering. An Amended Offering Circular was filed on February 5, 2007. As of June 30, 2007, 21,333,333 shares had been sold for net cash proceeds of $2,123,398 with a stock subscription receivable balance of $273,450.

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


(2)  INVESTMENTS
----------------

Beverage Network of Maryland, Inc. ("BNM")
------------------------------------------
On February 23, 2007, the Company completed the purchase of BNM from XStream Beverage Network, Inc. ("XStream"). The transaction was structured as a merger of BNM into the Company's wholly owned subsidiary Global Merger Corp., a Nevada corporation, pursuant to the Agreement and Plan of Merger between the parties dated January 31, 2007, and as amended and completed on February 23, 2007.

Based in Jessup, Maryland, BNM engages in the distribution of beverages in the Mid-Atlantic States.

As a part of the transaction the Company issued 60,500,000 shares of its common stock and a $2,000,000 note payable to XStream. At closing, the Company paid $229,000 on the note and pursuant to the agreements was required to pay 40% of any subsequent cash proceeds received from the February 5, 2007, 1-E Offering. The remaining note balance, $1,134,769 at June 30, 2007, is to be paid in monthly installments of $25,000 commencing September 1, 2007. Additionally, if the Company raises any equity capital while the note is still outstanding, it is required to apply 35% of the net proceeds to reduce the note.

Summary financial information for BNM as of June 30, 2007 and for the six months then ended is as follows:

Current assets                                              $       1,010,951
Property and equipment, net                                            61,028
Intangible assets, net                                              1,636,916
Other assets                                                           46,371
                                                            -----------------
     Total assets                                           $       2,755,266
                                                            =================

Current liabilities                                         $         893,469
Amounts due Global                                                  3,489,293
                                                            -----------------
     Total liabilities                                              4,382,762

Stockholder's deficit                                              (1,627,495)
                                                            -----------------
     Total liabilities and stockholder's deficit            $       2,755,266
                                                            =================

Revenues                                                    $       4,489,834
                                                            =================

Net loss                                                    $         366,304
                                                            =================

Management reviewed the accounting guidance related to the acquisition of BNM, which included EITF 90-13 and originally concluded that in future financial statements of the Company this transaction would be reported as a reverse merger. Upon discussion with the SEC, it was determined that EITF 90-13 would not act to control the status of a business development company under the Investment Company Act of 1940 and the Company's financial statements should be presented as investment company financial statements, notwithstanding a change in control of the Company, if any.

Aqua Maestro, Inc. ("AM")
-------------------------
On March 29, 2007, the Company completed the purchase of AM from the shareholders of AM. The transaction was structured as a merger of AM into the Company's wholly owned subsidiary, Global Beverage Acquisition Corp., a Florida corporation, pursuant to the Agreement and Plan of Merger and Reorganization between the parties dated March 29, 2007.

With its business office in Boca Raton, Florida and logistics in Fort Lauderdale, Florida, AM is engaged in the wholesale and retail distribution of domestic and imported bottled water, comprising forty-four brands and over one hundred-seventy different items. The wholesale client base is across North America and the Caribbean, including well-known hotels and resorts. In its retail home delivery division, AM provides product through its Internet site aquamaestro.com.

Consideration for the acquisition of AM includes $500,000 in cash, 10,000,000 shares of the Company's common stock and an earn-out. The cash was payable $300,000 at closing and the balance in equal monthly installments of $22,222 beginning April 15, 2007. The earn-out is a percentage of defined gross profit equal to 10% of calendar 2008 gross profit, 5% of calendar 2009 gross profit and 3% of calendar 2010 gross profit. In accordance with SFAS 141, additional cost will not be recognized until the amount is determinable.

Summary financial information for AM as of June 30, 2007 and for the six months then ended is as follows:

Current assets                                             $         288,563
Property and equipment, net                                           15,402
Other assets                                                          27,138
                                                           -----------------
     Total assets                                          $         331,103
                                                           =================

Accounts payable and accrued expenses                      $         185,752
Note payable                                                         150,000
Amounts due Global                                                    85,000
                                                           -----------------
     Total liabilities                                               420,752

Stockholder's deficit                                                (89,649)
                                                           ------------------
     Total liabilities and stockholder's equity            $         331,103
                                                           =================

Revenues                                                   $       1,160,594
                                                           =================

Net loss                                                   $         117,515
                                                           =================


Rudy Partners, Ltd. ("Partners")
--------------------------------
On January 18, 2007, the Company executed an agreement with Partners wherein the Company agreed to sell its 80% interest in Rudy Beverage, Inc. ("Rudy") for an 8% secured promissory note in the amount of $6,000,000 plus assumption of the advances and receivables owed to the Company by Rudy. The agreement closed on May 11, 2007. The note is collateralized by 11,000,000 shares of the Company's common stock held by Partners' owners and will be payable in six annual installments of $1,000,000 commencing January 31, 2008. In addition, Partners agreed to convert any notes payable by Rudy to the Company, once Partners becomes publicly-traded or a subsidiary of a publicly-traded company, into no more than 20% of the common stock of the publicly traded entity, based upon the market value of the public entity's common stock.

Rudy Beverage, Inc. ("Rudy")
----------------------------
On November 17, 2005, the Company executed a Stock Purchase Agreement with the shareholders ("Sellers") of Rudy, a Nevada corporation, whereby the Company exchanged 6,000,000 shares of its common stock for 80% of the issued and outstanding common stock of Rudy. The Company's investment was valued at $4,860,000 based upon the trading price of the Company's common stock on the date of the transaction. The Sellers were eligible to receive up to 10,000,000 additional shares of the Company's common stock if Rudy achieved certain sales and net revenue goals by the twelve month periods ending June 30, 2007 and 2008. Rudy was founded by Rudy Ruettiger and Drew Carver to create a unique line of beverages higher in nutritional value but lower in sugar than existing brands. Rudy developed two distinct products: Rudy Flying Colors, catering to children K through 8; and Rudy Revolution, a sport drink primarily for athletes. The goal of the Rudy line of beverages is to create flavorful juice blends lower in sugar that existing brands.

The Company originally valued its investment in Rudy at December 31, 2006, based on the estimated value of the collateral on the Partners note of $3,375,000, resulting in an original adjustment of $3,294,760 as unrealized depreciation of the investment. Subsequent to December 31, 2006, based on the decline in the collateral on the Partners note, that is, the shares of the Company's common stock held by Partners owners, the Company recorded an additional adjustment of $1,800,000 under guidance in FAS 5 for the additional decline in the Company's common stock as of April 24, 2007.

EON Beverage Group, Inc.
------------------------
On July 8, 2005, the Company consummated the transactions contemplated by the Share Purchase Agreement (dated June 28, 2005) with EON Beverage Group, Inc. ("EON") and, as a result, the Company invested $400,000 in exchange for 9% of the issued and outstanding common stock of EON. EON manufactures structured water through a proprietary process (patent pending) which alters the molecular structure of purified water. Structured water is a relatively new concept which is generally defined as water molecules organized through hydrogen bonding into distinct molecular structures. This allows the users of EON water to achieve enhanced intra-cellular hydration through significant absorption capability that is crucial for maximum biological activity and improved athletic performance, based on the representations of EON. The Company made follow-on investments in the form of loans in the total amount of $611,500 as of September 30, 2006, to EON. These amounts were fully reserved at September 30, 2006, as discussed below.

During the first quarter of 2006, shareholders of the Company contributed their 35% ownership of EON to the Company, which increased the Company's ownership to 44%. No value was attributed to the increased interest based on the Company's valuation at the time. During September 2006, the Company determined that, without substantial additional capital, EON had little chance of becoming successful. With current capital committed to Rudy, the Company elected to discontinue funding EON and fully wrote-down its investment. This amounted to $1,011,500 which was included in change in unrealized depreciation of portfolio investments in September 2006.

Titanium Design Studio, Inc.
----------------------------
On June 6, 2005, the Company signed a Share Purchase Agreement with Titanium Design Studio, Inc. ("TDS"), a Nevada corporation, whereby the Company invested $200,000 in cash in exchange for 8% of the issued and outstanding common stock of TDS. TDS has a proprietary manufacturing process which allows it to cast precision titanium jewelry resulting in a level of detail not obtainable by milling titanium. TDS can economically produce and supply jewelry in shapes and patterns which were previously considered to be impossible or uneconomical to manufacture. TDS believes its technology has applications in other industries, including aerospace, dentistry, sporting goods (fishing rods) and commemorative coins. Early in 2006, TDS relocated its operations to Thailand in order to access cheaper labor. The Board of Directors of the Company recorded an unrealized loss in the amount of $200,000 relating to this investment at December 31, 2005.

VALUATION OF INVESTMENTS

As required by Section 2(a)(41) of the Investment Company Act of 1940, the board of directors of the Company is required to assign a fair value to all investments. To comply with Section 2(a) (41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the Company's portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such individuals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

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

Based on the previous methodology, the Board of Directors of the Company determined that the Company's investments should be valued at June 30, 2007 as follows:

     o    Beverage Network of Maryland, Inc.
          BNM is an operating beverage distribution company which the Company acquired on February 23, 2007. Based on the established valuation method, the investment in BNM is valued at its original cost of $12,601,152 plus net follow-on investments of $340,423 at June 30, 2007.

     o    Aqua Maestro, Inc.
          AM operates as a wholesale and retail distributor of domestic and imported bottled water. The acquisition was completed on March 29, 2007. Accordingly, based upon the established valuation method, the investment in AM is valued at its original cost of $1,921,606 plus follow-on investments of $35,000 at June 30, 2007.

     o    Rudy Partners, Ltd.
          The Company valued its note receivable investment in Rudy based on the estimated value of the collateral on the Partners note discussed above. The value at December 31, 2006, was based on the value of the Company's common stock at April 24, 2007. As a result of a decline in the selling price of the Company's common stock, the Company recorded additional unrealized depreciation on the note in the amount of $1,658,283 at June 30, 2007 and valued the note at $550,000.

     o    EON Beverage Group, Inc.
          EON has been involved in test marketing its structured water and has had limited revenues during this testing phase. During the first quarter of 2006, shareholders of the Company contributed their stock in EON to the Company, which increased the Company's ownership to 44%. While EON expected to sell a substantial volume of its structured water to Rudy for use in certain of its drinks, the Board of Directors determined that EON will not achieve profitability without substantial additional investment, which the Company is unwilling to provide. Accordingly, the Company fully wrote-down its investment of $400,000 and its advances of $611,500 for a total unrealized depreciation expense of $1,011,500 at September 30, 2006. Accounts receivable in the amount of $50,369 for interest charges and management fees were also fully reserved at September 30, 2006.

     o    Titanium Design Studio, Inc.
          Early in 2006, TDS relocated its operations to Thailand in order to access cheaper labor. As a result, the Company fully reserved its investment of $200,000 at December 31, 2005.


(3)  NOTES PAYABLE
------------------

Notes payable at June 30, 2007, consist of the following:

Secured convertible promissory notes payable (1)                                          1,335,000
Note payable to XStream Beverage Network, Inc. with interest at 6%; the collateralized note required payment of 40% of any cash proceeds received by
  Global from the February 5, 2007 1-E Offering with the remainder payable in monthly installments of $25,000 commencing September 1, 2007. In a Master
  Security Agreement, Global granted XStream a continuing security interest in substantially all of its assets as collateral as long as any obligation arising from the Agreement and Plan of Merger, as amended, remains outstanding. In addition, pursuant to a Stock Pledge Agreement, the BNM stock owned by Global is pledged as additional collateral on the obligations and BNM guarantees the Global obligations
  to XStream.                                                                             1,134,769
Non-interest bearing note payable to Master Distributor which was assumed as a part of the acquisition of BNM. Monthly payments of $83,333 for two years;
  discounted at 12%; penalty provisions require a late charge of $5,000 plus interest of 1 1/2% per month for all payments made after the 15th of the month; the Company guarantees that the note, with a face value of $2,000,000 plus the proceeds from 4,000,000 shares of its common stock will equal at
  least $3,000,000 total; and note is in default at June 30, 2007                         1,593,834
Non-interest bearing notes payable to the former stockholders of Aqua Maestro,
  Inc.; payable in 9 equal monthly payments of $22,222 commencing on April 15,
  2007; discounted at 12%; collateralized by inventory of Aqua
  Maestro; and note is in defaultat June 30, 2007                                           182,566
                                                                                      --------------
          Total notes payable                                                             4,246,169
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

As of June 30, 2007, Secured Notes in the aggregate principal amount of $1,335,000 are in default as the interest due on November 1, 2006, February 1, 2007 and May 1, 1007 was not paid. The default rate of interest of 12% is in effect for these Secured Notes.

As of December 31, 2006, the Secured Notes were convertible into common stock at the rate of $.50 per share. In January 2007, the Company sold 700,000 shares of its common stock pursuant to its Offering Circular dated January 3, 2007, for $87,500 ($.125/share). Accordingly, pursuant to the Secured Note agreement, the conversion rate for the Secured Notes became $.125 on that date.

The two discounted notes may be summarized as follows:

        Face value of discounted notes payable                 $ 1,928,778
        Discount                                                  (152,378)
                                                            ---------------
          Present value of discounted notes                    $ 1,776,400
                                                            ===============


(4)  EQUITY

COMMON STOCK:
-------------
The Company is authorized to issue up to 950,000,000 shares of common stock, par value $.001. At June 30, 2007, there were 147,267,501 shares issued and outstanding.

PREFERRED STOCK:
---------------
The Company is authorized to issue up to 50,000,000 shares of preferred stock at $0.001 par value. At June 30, 2007, there are no preferred shares issued or outstanding.

OPTIONS:
--------
The Company recognizes amortization expense on a straight-line basis over the requisite service period for each stock option grant. Total stock-based amortization expense recognized was $40,450 and $0, during the six months ended June 30, 2007 and 2006, respectively.

STOCK SUBSCRIPTION RECEIVABLE:
------------------------------
On June 28, 2007, the Company reduced its remaining stock subscription receivable from $820,350 to $273,450 to more correctly reflect the current trading price of the common stock. The receivable was collected in July 2007.


(5)  COMMITMENTS AND CONTINGENCIES

General - The Company's commitments and contingencies include the usual obligations which arise in the normal course of business. In the opinion of management, these matters are not expected to have a material adverse effect on the Company's financial position and results of operations. In addition, whereas the Company may be indirectly impacted by claims and other obligations that arise at its portfolio companies, management is not aware of any such claims.

SEC - On March 26, 2007, the Company received comments from the SEC regarding its Amended 1-E Offering filed on February 5, 2007 ("Amended Offering"). In its comments, the SEC raised issues not only with the Amended Offering, and previous 1-E Offerings, but also with respect to the Company's compliance with other provisions of the 1940 Act. A primary issue was its belief that the Company was not eligible to take advantage of the Regulation E Exemption afforded 1940 Act companies. In the event the SEC is correct in its assessment that the Company was not eligible for using the Regulation E exemption, the Company could be required to offer rescission to each subscriber of the Company's 1-E offerings from September 15, 2005 to January 19, 2007. In addition, we currently understand that we may be out of compliance with certain other rules and regulations governing BDCs. We cannot predict with certainty what, if any, regulatory or financial consequences may result from the foregoing.

Other Items - The Company had a month-to-month agreement with its chief executive officer which provided for payment of compensation of $6,000 per month, which terminated when he resigned in January 2007. The Company's current CEO has a salary of $185,000 per annum.

The Company leases its office facility on a month-to-month basis at the rate of $4,570 per month.

The Company currently estimates it will require a total of approximately $1,675,000 to meet its operating cash flow requirements and its currently committed follow-on investments for the balance of 2007. The total requirements include $1,100,000 in loan payments; $275,000 in follow-on investments to the portfolio companies; and an estimated $300,000 for working capital and overhead requirements.

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

(6)  SUBSEQUENT EVENTS

NOTE PURCHASE AGREEMENT
On July 6, 2007, the Company entered into a Note Purchase Agreement ("Agreement") with a certain accredited investor ("Investor") for the private placement of a convertible promissory note ("Note") in the principal amount of $259,202 for a purchase price of $233,450. The maturity date of the Note is August 31, 2008. If and when the Company withdraws its election to be regulated as a business development company under the Investment Company Act of 1940 ("1940 Act"), the Note will be convertible, at the option of the Investor, into a number of shares of the Company's common stock as determined in accordance with a formula set forth in the Agreement (at a conversion rate of 75% of the average of the lowest trade price of the common stock during any three business days for the ten business day period prior to such conversion election, as reported by Bloomberg L.P.).

In connection with the Agreement, the Company entered into a letter agreement with Palladium Capital Advisors, LLC as placement agent, pursuant to which the Company agreed to pay the placement agent for its services, a cash fee of $33,333 as soon as practicable after the consummation of the transaction and $16,667, which is payable within 120 days of the date of the Agreement either in cash or, if and when the Company withdraws its election to be regulated pursuant to the 1940 Act through the issuance of the Company's common stock.

The Company and the Investor also entered into a Registration Rights Agreement pursuant to which the Company has agreed to provide certain registration rights with respect to shares of its common stock issuable upon the Investor's election to exercise the conversion right contained in the Note.

WITHDRAWAL OF ELECTION TO BE TREATED AS A BUSINESS DEVELOPMENT COMPANY
On July 13, 2007, the Company filed its preliminary information statement on
Schedule 14(c) which was provided on behalf of the board of directors ("Board") of the Company to record holders of shares of the Company's common stock ("Shareholders") as of the close of business on the record date of July 12, 2007. This information statement provided notice that the Board has recommended, and holders of a majority of the voting power of the Company's common stock have voted to approve authorization to the Board to withdraw the Company's election to be treated as a business development company under the 1940 Act. The action will become effective upon the Company filing Form N-54C with the Securities and Exchange Commission.

                         Overview and Business Strategy

Subsequent to the filing of the Form N-54C, the Company intends to pursue a business model whereby it would acquire majority ownership stakes in beverage-related companies (the "New Business Model"). In this regard, the Company would remain active in the imported bottled water category and New Age beverage category through its two wholly owned entities: Aqua Maestro and Beverage Network of Maryland.

Under the New Business Model, the Company will at all times conduct its activities in such a way that it will not be deemed an "investment company" subject to regulation under the 1940 Act. Thus, it will not hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, the Company will conduct its business in such a manner as to ensure that it will at no time own or propose to acquire investment securities having a value exceeding 40 percent of the Company's total assets at any one time.

Aqua Maestro is based in Boca Raton, FL and imports and sells bottled water through company owned distribution to retailers and consumers in South Florida, direct sales to retailers outside of South Florida, direct sales to consumers generated through its website at aquamaestro.com and sales to third party distributors.

Beverage Network of Maryland is a New Age distributor based in Jessup, Maryland and distributes brands such as Welch's and Fiji water to retailers in Washington DC, Northern Virginia, and the entire state of Maryland.

Our strategy would be to grow the third party branded revenue base in each of these entities while developing and/or acquiring bottled water or New Age beverage brands. Thus, through these entities, we will sell our own proprietary brands as well as third party brands.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements.

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

Withdrawal of Election to be Treated as a BDC
---------------------------------------------

On July 13, 2007, we filed our preliminary information statement on Schedule 14(c) which was provided on behalf of our board of directors ("Board") to record holders of shares of our common stock ("Shareholders") as of the close of business on the record date of July 12, 2007. This information statement provided notice that the Board has recommended, and holders of a majority of the voting power of our common stock have voted to approve authorization to the Board to withdraw our election to be treated as a business development company under the 1940 Act. The action will become effective upon our filing Form N-54C with the Securities and Exchange Commission.

                         Overview and Business Strategy

Subsequent to the filing of the Form N-54C, the Company intends to pursue a business model whereby it would acquire majority ownership stakes in beverage-related companies (the "New Business Model"). In this regard, the Company would remain active in the imported bottled water category and New Age beverage category through its two wholly owned entities: Aqua Maestro and Beverage Network of Maryland.

Under the New Business Model, the Company will at all times conduct its activities in such a way that it will not be deemed an "investment company" subject to regulation under the 1940 Act. Thus, it will not hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, the Company will conduct its business in such a manner as to ensure that it will at no time own or propose to acquire investment securities having a value exceeding 40 percent of the Company's total assets at any one time.

Aqua Maestro is based in Boca Raton, FL and imports and sells bottled water through company owned distribution to retailers and consumers in South Florida, direct sales to retailers outside of South Florida, direct sales to consumers generated through its website at aquamaestro.com and sales to third party distributors.

Beverage Network of Maryland is a New Age distributor based in Jessup, Maryland and distributes brands such as Welch's and Fiji water to retailers in Washington DC, Northern Virginia, and the entire state of Maryland.

Our strategy would be to grow the third party branded revenue base in each of these entities while developing and/or acquiring bottled water or New Age beverage brands. Thus, through these entities, we will sell our own proprietary brands as well as third party brands.

Results of Operations
---------------------

Comparison of three months ended June 30, 2007 and 2006 -
---------------------------------------------------------

     o During the 2006 period we recognized revenue in the amount of $32,530 in interest income from portfolio companies and $6,000 in management fees from portfolio companies. We had no revenue during the 2007 period.

     o During the three months ended June 30, 2007, total expenses increased $141,068 (56%) to $392,567 from $251,499 in the prior year period.

          1. Officer and employee compensation increased $42,026 (112%) in 2007 from the amount in 2006. The increase includes a larger staff and a full time CEO commencing in February 2007. In addition, there was $25,000 in additional compensation for a former CEO for his assistance in completing the acquisition of BNM.
          2. Professional fees decreased $15,983 (13%) in the 2007 period from the 2006 period.
          3. The Company recorded interest expense in the amount of $148,887 in the 2007 period and had no interest in the 2006 period. All debt has been added during the last 12 months, primarily as a result of the acquisitions of BNM and AM.
          4. The Company recognized $20,225 in amortization of the intrinsic value of common stock options in 2007. There were no options outstanding during the 2006 period.
          5. The Company had rent and utility expense of $13,557 in 2007 and $3,000 in 2006 as a result of the move and the increased staff.

     o During the 2007 period we recorded unrealized depreciation on our investment in the note with Rudy Partners of $1,658,283. We had no unrealized depreciation in 2006.

Comparison of six months ended June 30, 2007 and 2006 -
-------------------------------------------------------

     o During the 2006 period we recognized revenue in the amount of $35,966 in interest income from portfolio companies and $12,000 in management fees from portfolio companies. We had no revenue during the 2007 period.

     o During the six months ended June 30, 2007, total expenses increased $381,279 (104%) to $748,426 from $367,147 in the prior year period.

          1. Officer and employee compensation increased $55,730 (74%) in 2007 from the amount in 2006. The increase includes a larger staff and a full time CEO commencing in February 2007. In addition, there was $25,000 in additional compensation for the former CEO for his assistance in completing the acquisition of BNM.
          2. Professional fees increased $100,244 (53%) in the 2007 period from the 2006 period. The principal cause of the increase is the acquisition of BNM and AM.
          3. Shareholder services and communications increased to $25,180 in 2007 from $5,240 in 2006, primarily due to an increase in press releases and public relations costs associated with the acquisitions of BNM and AM.
          4. Other general and administrative expense increased $13,069 (95%) in 2007 as compared to 2006. The increase is primarily due to opening the new office location in Florida and the duplication of certain costs during the relocation.

          5. The Company recorded interest expense in the amount of $214,929 in the 2007 period and had no interest in the 2006 period. All debt has been added during the last 12 months, primarily as a result of the acquisitions of BNM and AM.
          6. The Company recognized $40,450 in amortization of the intrinsic value of common stock options in 2007. There were no options outstanding during the 2006 period.

     o During the 2007 period we recorded unrealized depreciation on our investment in the note with Rudy Partners of $1,658,283. We had no unrealized depreciation in 2006.


Liquidity and Capital Resources
-------------------------------

     o At June 30, 2007, we had net assets of $10,895,743 as compared to net assets of $89,396 at December 31, 2006. During the 2007 period, total assets increased $13,887,299 and total liabilities increased $3,080,952, a net increase of $10,792,229. The principal increase in assets was the net increase in investments of $13,873,181. The principal increase in liabilities was the net increase in notes payable of $2,948,669. The Company now has substantially increased assets; however, the debt service requirements include a total of approximately $1,100,000 in debt payments due over the balance of 2007.

          The Company currently estimates it will require a total of approximately $1,675,000 to meet its operating cash flow requirements and its currently committed follow-on investments for the balance of 2007. The total requirements include the $1,100,000 in debt service requirements; $275,000 in follow-on investments to the portfolio companies; and an estimated $300,000 for working capital and overhead requirements. If it is unable to obtain the additional funding, it may be forced to substantially reduce follow-on investments, overhead and possible restructure existing debt. It is expected that the $1,335,000 convertible notes will be converted into the Company's common stock.

     o As of June 30, 2007, the Company had limited revenues and had an accumulated deficit totaling $19,370,437. Additionally, as of June 30, 2007, the Company had total assets excluding investments of $15,064 and total liabilities of $4,567,502. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through debt and equity financing arrangements which management believes should be sufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Net Asset Value
---------------

As a BDC, certain of our activities and disclosures are made in reference to Net Asset Value ("NAV") which is the value of our portfolio assets less debt and preferred stock. This may be viewed, simply and generalized, as the value of our assets available to our common stock holders. As of the date of the financial information in this report, the value of our portfolio of assets including investments and securities in portfolio companies and cash is $15,463,245 and from this, are subtracted liabilities and debts of $4,567,502. There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included if there were. The NAV is therefore $10,895,743. The Net Asset Value per Share ("NAV/S") is calculated by dividing the NAV by the number of common shares outstanding (147,267,501). The NAV/S is $.0740.

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


ITEM 4: CONTROLS AND PROCEDURES

                      Evaluation of Controls and Procedures

The Company's management, including the Chief Executive Officer ("CEO"), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based upon that evaluation, the CEO concluded that, as of June 30, 2007, the Company's disclosure controls and procedures were effective in alerting management on a timely basis to material Company information that would be required to be included in our periodic filings with the SEC.


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

None during current quarter.

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

                                           GLOBAL BEVERAGE SOLUTIONS, INC.



    Date:  August 10, 2007                 By: /s/ Jerry Pearring
                                               ----------------------------
                                               Jerry Pearring,
                                               Chief Executive Officer and
                                               Chief Financial Officer