Form 10-Q
period 2007-09-30
Global Beverage Solutions, Inc.
filed 2007-11-14
CIK 1084133

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                      For Quarter Ended: SEPTEMBER 30, 2007


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

The number of shares outstanding of registrant's common stock, par value $.001 per share, as of October 31, 2007 was 147,467,501 shares.

                         GLOBAL BEVERAGE SOLUTIONS, INC.

                                      INDEX

                                                                            Page
                                                                             No.
                                                                            ----

Part I         Financial Information (unaudited)

      Item 1:  Condensed Financial Statements

               Statements of Net Assets as of September 30, 2007 and
               December 31, 2006                                               3
               Statements of Operations - For the Three Months Ended
               September 30, 2007 and 2006                                     4
               Statements of Operations - For the Nine Months Ended
               September 30, 2007 and 2006                                     5
               Statements of Cash Flows - For the Nine Months Ended
               September 30, 2007 and 2006                                     6
               Statements of Changes in Net Assets - For the Nine
               Months Ended September 30, 2007 and 2006                        7
               Financial Highlights - For the Nine Months Ended
               September 30, 2007 and 2006                                     8
               Schedule of Investments as of September 30, 2007
               and December 31, 2006                                        9-10
               Notes to Condensed Financial Statements                     11-24
      Item 2:  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         25-29
      Item 3:  Quantitative and Qualitative Disclosure about Market Risk      30
      Item 4:  Controls and Procedures                                        30

Part II        Other Information                                           31-34

      Item 1:  Legal Proceedings
      Item 1A: Risk Factors
      Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds
      Item 3:  Defaults Upon Senior Securities
      Item 4:  Submission of Matters to a Vote of Security Holders
      Item 5:  Other Information
      Item 6:  Exhibits
      Signatures
      Exhibits

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                         GLOBAL BEVERAGE SOLUTIONS, INC.
                       Condensed Statements of Net Assets
                    September 30, 2007 and December 31, 2006


                                                           2007            2006
                                                       ------------    ------------
                                                       (Unaudited)
ASSETS
Investments in portfolio companies:
     Controlled affiliates (cost $15,027,265 at
          September 30, 2007 and $6,669,760 at
          December 31, 2006                            $  7,126,113    $  1,575,000
     Non-controlled affiliate (cost $8,314,543 at
          September 30, 2007 and $1,011,500 at
          December 31, 2006                                 700,000              --
                                                       ------------    ------------
               Total investments                          7,826,113       1,575,000
Cash and cash equivalents                                       529             472
Deposits and prepaid expenses                                 1,994             474
Office equipment, net                                         2,812              --
                                                       ------------    ------------
     TOTAL ASSETS                                         7,831,448       1,575,946
                                                       ------------    ------------

LIABILITIES
Notes payable (Note 3)                                    4,249,177       1,335,000
Accounts payable                                             82,032         103,486
Accrued expenses                                            440,364          48,064
                                                       ------------    ------------
     TOTAL LIABILITIES                                    4,771,573       1,486,550
                                                       ------------    ------------
NET ASSETS                                             $  3,059,875    $     89,396
                                                       ============    ============

Commitments and contingencies (Note 5)

COMPOSITION OF NET ASSETS
Preferred stock, $0.001 par value; 50,000,000 shares
     authorized; no shares issued and outstanding      $         --    $         --
Common stock, $0.0001 par value; 950,000,000 shares
     authorized; 147,467,501 and 43,665,067 shares
     issued and outstanding at September 30, 2007
     and December 31, 2006, respectively                    147,467          43,665
Additional paid in capital                               30,485,062      17,130,808
Deferred option compensation                                (60,674)       (121,349)
Accumulated deficit:
     Accumulated net operating loss                      (9,917,870)     (8,779,053)
     Net realized loss on investments                    (1,878,415)     (1,878,415)
     Net unrealized loss on investments                 (15,715,695)     (6,306,260)
                                                       ------------    ------------
NET ASSETS                                             $  3,059,875    $     89,396
                                                       ============    ============

Net asset value per share                              $     0.0207    $     0.0020
                                                       ============    ============

See accompanying notes to condensed financial statements.




                         GLOBAL BEVERAGE SOLUTIONS, INC.
                       Condensed Statements of Operations
                 Three Months Ended September 30, 2007 and 2006
                                   (Unaudited)


                                                                            2007               2006
                                                                       -------------    -------------
INCOME FROM OPERATIONS:
  Interest income from controlled affiliates                           $          --    $      28,646
  Interest income from non-controlled affiliates                                  --            7,666
  Management income from non-controlled affiliates                                --            6,000
                                                                       -------------    -------------
                                                                                  --           42,312
                                                                       -------------    -------------

EXPENSES:
  Officer and employee compensation and benefits                             103,403           36,500
  Professional fees                                                           81,954           35,073
  Shareholder services and communications                                        835           17,378
  Interest expense                                                           154,570          552,875
  Bad debt expense - portfolio company                                            --           50,369
  Amortization of intrinsic value of common stock options                     20,225               --
  Rent and utilities                                                          15,526            3,000
  Other general and administrative expense                                    13,879            3,484
                                                                       -------------    -------------
                                                                             390,392          698,679
                                                                       -------------    -------------
Loss before income taxes and realized and unrealized losses                 (390,392)        (656,367)
  Income taxes                                                                    --               --
                                                                       -------------    -------------
NET LOSS FROM OPERATIONS                                                    (390,392)        (656,367)
                                                                       -------------    -------------

NET REALIZED AND UNREALIZED LOSSES:
  Net realized loss on investments, net of income tax benefits of $0              --               --
  Change in unrealized depreciation of portfolio
     investments, net of deferred tax benefit of $0                       (7,751,152)      (1,011,500)
                                                                       -------------    -------------
          Net realized and unrealized gains (losses)                      (7,751,152)      (1,011,500)
                                                                       -------------    -------------
NET DECREASE IN NET ASSETS FROM OPERATIONS                             $  (8,141,544)   $  (1,667,867)
                                                                       =============    =============

Net decrease in net assets from operations per share, basic
     and diluted                                                       $     (0.0552)   $     (0.0382)
                                                                       =============    =============

Weighted average shares outstanding                                      147,454,458       43,638,996
                                                                       =============    =============


See accompanying notes to condensed financial statements.



                                 GLOBAL BEVERAGE SOLUTIONS, INC.
                               Condensed Statements of Operations
                          Nine Months Ended September 30, 2007 and 2006
                                           (Unaudited)


                                                                            2007             2006
                                                                       -------------    -------------
Income from operations:
  Interest income from controlled affiliates                           $          --    $      52,301
  Interest income from non-controlled affiliates                                  --           19,977
  Management income from non-controlled affiliates                                --           18,000
                                                                       -------------    -------------
                                                                                  --           90,278
                                                                       -------------    -------------

Expenses:
  Officer and employee compensation and benefits                             234,133          113,000
  Director fees                                                                3,000            1,500
  Professional fees                                                          369,898          185,322
  Shareholder services and communications                                     33,815           66,183
  Interest expense                                                           369,499          552,875
  Bad debt expense - portfolio company                                            --           50,369
  Amortization of intrinsic value of common stock options                     60,675               --
  Rent and utilities                                                          34,943            9,000
  Lawsuit settlement                                                              --           78,000
  Other general and administrative expense                                    32,854            9,577
                                                                       -------------    -------------
                                                                           1,138,817        1,065,826
                                                                       -------------    -------------
Loss before income taxes and realized and unrealized losses               (1,138,817)        (975,548)
  Income taxes                                                                    --               --
                                                                       -------------    -------------
Net loss from operations                                                  (1,138,817)        (975,548)
                                                                       -------------    -------------

Net realized and unrealized losses:
  Net realized loss on investments, net of income tax benefits of $0              --               --
  Change in unrealized depreciation of portfolio investments, net
     of deferred tax benefit of $0                                        (9,409,435)      (1,011,500)
                                                                       -------------    -------------
          Net realized and unrealized losses                              (9,409,435)      (1,011,500)
                                                                       -------------    -------------
Net decrease in net assets from operations                             $ (10,548,252)   $  (1,987,048)
                                                                       =============    =============

Net decrease in net assets from operations per share, basic
     and diluted                                                       $     (0.0835)   $     (0.0464)
                                                                       =============    =============

Weighted average shares outstanding                                      126,384,200       42,847,225
                                                                       =============    =============

See accompanying notes to condensed financial statements.




                                 GLOBAL BEVERAGE SOLUTIONS, INC.
                               Condensed Statements of Cash Flows
                          Nine Months Ended September 30, 2007 and 2006
                                           (Unaudited)

                                                                              2007            2006
                                                                          ------------    ------------
Cash flows from operating activities:
  Net decrease in net assets from operations                              $(10,548,252)   $ (1,987,048)
  Adjustments to reconcile net decrease in net assets from
     operations to net cash used in operating activities:
          Change in unrealized depreciation of portfolio investments         9,409,435       1,011,500
          Amortization of intrinsic value of common stock options               60,675              --
          Bad debt expense - portfolio company                                      --          50,369
          Interest expense for intrinsic value of beneficial conversion
               feature on secured convertible promissory notes                      --         538,000
          Accretion of discount on notes payable                               120,790              --
          Depreciation                                                             360              --
          Common stock issued for services                                       1,500              --
          Changes in operating assets and liabilities:
               Interest and fees receivable from portfolio companies                --         (90,278)
               Deposits and prepaid expenses                                    (1,520)          3,684
               Accounts payable and accrued expenses                           370,846         117,586
                                                                          ------------    ------------
                    Net cash used in operating activities                     (586,166)       (356,187)
                                                                          ------------    ------------
Cash flows from investing activities:
  Investments in and advances to portfolio companies                          (793,332)     (1,683,869)
  Purchase of office equipment                                                  (3,172)             --
                                                                          ------------    ------------
                    Net cash used in investing activities                     (796,504)     (1,683,869)
                                                                          ------------    ------------
Cash flows from financing activities:
  Common stock issued for cash                                               2,484,348         825,000
  Proceeds from convertible notes                                              223,450       1,185,000
  Repayment of notes payable                                                (1,325,071)             --
                                                                          ------------    ------------
                    Net cash provided by financing activities                1,382,727       2,010,000
                                                                          ------------    ------------
Net increase (decrease) in cash and cash equivalents                                57         (30,056)
Cash and cash equivalents, beginning of period                                     472         245,370
                                                                          ------------    ------------
Cash and cash equivalents, end of period                                  $        529    $    215,314
                                                                          ============    ============

Supplemental Cash Flow Information:
  Cash paid for interest and income taxes:
     Interest                                                             $     27,470    $         --
     Income taxes                                                                   --              --

  Non-cash investing and financing activities:
     Common stock issued for:
        Common stock issued for notes and other debts                     $         --    $    161,531
        Amounts due Rudy Ruettiger by Rudy Beverage, Inc.                      625,000              --
        Acquisition of Beverage Networks of Maryland, Inc.                   8,896,500              --
        Acquisition of Aqua Maestro, Inc.                                    1,431,250              --
        Liability of Rudy Beverage, Inc.                                         7,458              --
     Notes payable issued as partial consideration for:
        Acquisition of Beverage Networks of Maryland, Inc.                   3,704,652              --
        Acquisition of Aqua Maestro, Inc.                                      190,356              --

See accompanying notes to condensed financial statements.




                         GLOBAL BEVERAGE SOLUTIONS, INC.
                  Condensed Statements of Changes in Net Assets
                  Nine Months Ended September 30, 2007 and 2006
                                   (Unaudited)


                                                                      2007             2006
                                                                  ------------    ------------
Changes in net assets from operations:
  Net loss from operations                                        $ (1,138,817)   $   (975,548)
  Net realized loss on sale of investments, net                             --              --
  Change in net unrealized depreciation of investments, net         (9,409,435)     (1,011,500)
                                                                  ------------    ------------
    Net decrease in net assets from operations                     (10,548,252)     (1,987,048)
                                                                  ------------    ------------

Capital stock transactions:
  Common stock issued for:
     Cash                                                            2,484,348         825,000
     Amounts due Rudy Ruettiger by Rudy Beverage, Inc.                 625,000              --
     Acquisition of Beverage Network of Maryland, Inc.               8,896,500              --
     Acquisition of Aqua Maestro, Inc.                               1,431,250              --
     Services                                                            1,500              --
     Notes and other debts                                               7,458         161,531
     Loan extension fee                                                 12,000              --
  Interest expense for intrinsic value of beneficial conversion
     feature on secured convertible promissory notes                        --         538,000
  Amortization of intrinsic value of common stock options               60,675              --
                                                                  ------------    ------------
    Net increase in net assets from stock transactions              13,518,731       1,524,531
                                                                  ------------    ------------
          Net increase in net assets                                 2,970,479        (462,517)
          Net assets, beginning of period                               89,396       5,827,124
                                                                  ------------    ------------
          Net assets, end of period                               $  3,059,875    $  5,364,607
                                                                  ============    ============


See accompanying notes to condensed financial statements.



                         GLOBAL BEVERAGE SOLUTIONS, INC.
                              Financial Highlights
                  Nine Months Ended September 30, 2007 and 2006
                                   (Unaudited)


                                                                2007              2006
                                                           --------------    --------------
PER SHARE INFORMATION
 Net asset value, beginning of period                      $       0.0020    $       0.1411
 Net decrease from operations                                     (0.0090)          (0.0228)
 Net change in realized losses and unrealized
  depreciation of investments, net                                (0.0745)          (0.0236)
 Net increase from stock transactions                              0.1022            0.0282
                                                           --------------    --------------
     Net asset value, end of period                        $       0.0207    $       0.1229
                                                           ==============    ==============

Per share market value:
     Beginning of period                                   $         0.42    $         1.67
     End of period                                                   0.04              0.60
Investment return, based on changes in market price(1)              90.5%            -64.1%

RATIOS/SUPPLEMENTAL DATA
 Net assets, end of period                                 $    3,059,875    $    5,364,607
 Average net assets                                             6,679,067         6,311,920
 Annualized ratio of expenses to average net assets                    23%               23%
 Annualized ratio of net decrease in net assets from
     operations to average net assets                                -211%              -42%
 Shares outstanding at end of period                          147,467,501        44,784,750
 Weighted average shares outstanding during period            126,384,200        42,847,225

(1) Periods of less than one year are not annualized

See accompanying notes to condensed financial statements.



                                 GLOBAL BEVERAGE SOLUTIONS, INC.
                                     Schedule of Investments
                                       September 30, 2007

  Shares/     Date of                                                           Historical           Fair         % Net
   % (1)    Acquisition                                                            Cost             Value        Assets

INVESTMENT IN UNAFFILIATED ISSUERS
----------------------------------
         8%    Jun-05    Titanium Design Studio, Inc., privately held;
                         a titanium jewelry manufacturer                       $    200,000      $         -          0%
                                                                               -------------     ------------  ----------

INVESTMENT IN AND ADVANCES TO NON-CONTROLLED AFFILIATED PORTFOLIO COMPANIES
---------------------------------------------------------------------------
        44%    Jul-05    EON Beverage Group, Inc., privately held;
                         manufactures structured water pursuant to
                         proprietary process                                      1,011,500                -          0%
       N/A     Jan-07    Note receivable from Rudy Beverage, Inc. which
                         may be converted under certain circumstances
                         into shares of common stock of Rudy Beverage,
                         Inc.; Rudy sells and manufactures beverages              1,818,043                -          0%
                         higher in nutritional value and lower in sugar
                         than most existing brands
       N/A     May-07    Note receivable from Rudy Partners, Ltd. in face
                         amount of $6,000,000, received in sale of 80%
                         of Rudy Beverage, Inc. owned by the Company;
                         collateralized with 11 million shares of the
                         Company's common stock                                   5,485,000          700,000         23%
                                                                               -------------     ------------  ----------
                                                                                  8,314,543          700,000         23%
                                                                               -------------     ------------  ----------
INVESTMENTS IN AND ADVANCES TO CONTROLLED AFFILIATED PORTFOLIO COMPANIES
------------------------------------------------------------------------
       100%    Feb-07    Beverage Network of Maryland, Inc., wholly-
                         owned; distributor of beverages in
                         the Mid-Atlantic States                                 13,008,293        5,107,141        167%
       100%    Mar-07    Aqua Maestro, Inc., wholly-owned; engaged
                         in wholesale and retail distribution
                         of domestic and imported bottled water                   2,018,972        2,018,972         15%
                                                                               -------------     ------------
                                                                                 15,027,265        7,126,113
                                                                               -------------     ------------  ----------
                         Total investments at September 30, 2007               $ 23,541,808        7,826,113        256%
                                                                               =============
                         Cash and other assets, less liabilities                                  (4,766,238)      -156%
                                                                                                 ------------  ----------
                         Net assets at September 30, 2007                                        $ 3,059,875        100%
                                                                                                 ============  ==========

(1) All of the Company's investments listed above are in stock of or notes receivable from private companies.


See accompanying notes to condensed financial statements.



                                 GLOBAL BEVERAGE SOLUTIONS, INC.
                                     Schedule of Investments
                                       December 31, 2006


  Shares/     Date of                                                         Historical       Fair         % Net
   % (1)    Acquisition                                                          Cost          Value       Assets

INVESTMENTS IN UNAFFILIATED ISSUERS
-----------------------------------
         8%   Jun-05    Titanium Design Studio, Inc., privately held;
                        a titanium jewelry manufacturer                       $   200,000   $         -          0%
                                                                              ============  ============ ===========

INVESTMENTS IN NON-CONTROLLED AFFILIATED PORTFOLIO COMPANIES
------------------------------------------------------------
        44%   Jul-05    EON Beverage Group, Inc., privately held;
                        manufactures structured water pursuant to
                        proprietary process                                   $ 1,011,500             -          0%
                                                                              ============  ============ ===========

INVESTMENTS IN CONTROLLED AFFILIATED PORTFOLIO COMPANIES
--------------------------------------------------------
        80%   Nov-05    Rudy Beverage, Inc., privately held; sells and
                        manufactures beverages higher in nutritional
                        value and lower in sugar than most existing
                        brands                                                  6,669,760     1,575,000       1762%
                                                                              ------------  ------------ -----------
                        Total investments at December 31, 2006                $ 6,669,760     1,575,000       1762%
                                                                              ============
                        Cash and other assets, less liabilities                              (1,485,604)     -1662%
                                                                                            ------------ -----------
                        Net assets at December 31, 2006                                     $    89,396        100%
                                                                                            ============ ===========

(1) All of the Company's investments listed above are in stock of or notes receivable from private companies.



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


(B) CONDENSED FINANCIAL STATEMENTS
----------------------------------

The accompanying condensed financial statements have been prepared by the Company and are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2007, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full years.

(C) RECLASSIFICATIONS
---------------------

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.


(D) GOING CONCERN
-----------------

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2007, the Company has an accumulated deficit of $19,610,828 and had net losses totaling $2,647,100 for the nine months ended September 30, 2007. Additionally, as of September 30, 2007, the Company had total assets excluding investments of $5,335 and had total liabilities of $4,771,573. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through debt and equity financing arrangements which management believes should be sufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

On October 9, 2007, the Company sold its note receivable from Rudy Partners, Ltd. for $100,000 in cash and a note receivable for $600,000. The note is payable in weekly installments of $75,000 commencing October 22, 2007, and the final payment is due December 10, 2007. The Company sold the secured promissory note to fund its operations through the remainder of 2007 and continues to hold a $1.8 million note issued by Rudy Beverage, Inc., which may be converted under certain circumstances into shares of common stock of Rudy Beverage, Inc.

Management plans to take the following additional steps in response to these issues:

     It has been determined that, as an investment company, the Company will only invest in/acquire businesses that are cash flow positive and profitable or businesses with projections that indicate it can become cash flow positive and profitable within a reasonable period. The Company will seek to invest in companies that have good growth potential as a result of access to additional capital and/or additional management acumen.

     As part of this strategic process, the Company previously decided to concentrate its efforts in the beverage industry. It is believed that this direction will both reduce the risk for the Company and its shareholders as well as provide the best opportunity for long-term shareholder value. In addition, with the acquisitions completed in the first and second quarter of 2007, the Company has moved away from start-up companies and is concentrating efforts in companies that have some established track-record.

     On January 3, 2007, the Company filed notification of a de minimus sale under Regulation E of the Securities Act of 1933. A total of 700,000 shares of common stock were sold for $87,500. A second notification was filed under Regulation E on January 3, 2007 but this second Offering was withdrawn and no sales were made pursuant to this offering. An Amended Offering Circular was filed on February 5, 2007. As of September 30, 2007, 21,333,333 shares had been sold for net cash proceeds of $2,396,848.

Although the Company believes it will be successful with its plans, due to market factors and economic conditions, no assurance can be given that financing will be available to the Company on favorable terms or at all.

The financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


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

As a part of the transaction, the Company issued 60,500,000 shares of its common stock and a $2,000,000 note payable to XStream. At closing, the Company paid $229,000 on the note and pursuant to the agreements was required to pay 40% of any subsequent cash proceeds received from the February 5, 2007, 1-E Offering. The remaining note balance, $1,086,525 at September 30, 2007, is to be paid in monthly installments of $25,000 commencing September 1, 2007. Additionally, if the Company raises any equity capital while the note is still outstanding, it is required to apply 35% of the net proceeds to reduce the note.

Summary financial information for BNM as of September 30, 2007 and for the nine months then ended is as follows:

Current assets                                                      $   836,405
Property and equipment, net                                              51,358
Intangible assets, net                                                1,538,254
Other assets                                                             46,371
                                                                    -----------
     Total assets                                                   $ 2,472,388
                                                                    ===========

Current liabilities                                                 $   716,292
Amounts due Global                                                      407,141
                                                                    -----------
     Total liabilities                                                1,123,433

Stockholder's equity                                                  1,348,955
                                                                    -----------
     Total liabilities and stockholder's equity                     $ 2,472,388
                                                                    ===========

Revenues                                                            $ 6,695,088
                                                                    ===========

Net loss                                                            $  (535,998)
                                                                    ===========

Management reviewed the accounting guidance related to the acquisition of BNM, which included EITF 90-13 and originally concluded that in future financial statements of the Company this transaction would be reported as a reverse merger. Upon discussion with the Securities and Exchange Commission (the "SEC"), it was determined that EITF 90-13 would not act to control the status of a BDC under the 1940 Act and the Company's financial statements should be presented as investment company financial statements, notwithstanding a change in control of the Company, if any.

AQUA MAESTRO, INC. ("AM")
-------------------------
On March 29, 2007, the Company completed the purchase of AM from the shareholders of AM. The transaction was structured as a merger of AM into the Company's wholly owned subsidiary, Global Beverage Acquisition Corp., a Florida corporation, pursuant to the Agreement and Plan of Merger and Reorganization between the parties dated March 29, 2007.

With its business office in Boca Raton, Florida and logistics in Fort Lauderdale, Florida, AM is engaged in the wholesale and retail distribution of domestic and imported bottled water, comprising forty-four brands and over one hundred-seventy different items. Its wholesale client base is across North America and the Caribbean, including well-known hotels and resorts. In its retail home delivery division, AM provides its products through its Internet site aquamaestro.com.

Consideration for the acquisition of AM included $500,000 in cash, 10,000,000 shares of the Company's common stock and an earn-out. The cash was payable $300,000 at closing and the balance in equal monthly installments of $22,222 beginning April 15, 2007. The earn-out is a percentage of defined gross profit equal to 10% of calendar 2008 gross profit, 5% of calendar 2009 gross profit and 3% of calendar 2010 gross profit. In accordance with SFAS 141, additional cost will not be recognized until the earn-out amount is determinable.

Summary financial information for AM as of September 30, 2007 and for the nine months then ended is as follows:

Current assets                                                      $   428,607
Property and equipment, net                                              14,646
Other assets                                                             27,055
                                                                    -----------
     Total assets                                                   $   470,308
                                                                    ===========

Accounts payable and accrued expenses                               $   324,379
Note payable                                                            150,000
Amounts due Global                                                       97,366
                                                                    -----------
     Total liabilities                                                  571,745

Stockholder's deficit                                                  (101,437)
                                                                    -----------
     Total liabilities and stockholder's equity                     $   470,308
                                                                    ===========

Revenues                                                            $ 1,651,045
                                                                    ===========

Net loss                                                            $  (140,999)
                                                                    ===========


RUDY PARTNERS, LTD. ("PARTNERS")
--------------------------------
On January 18, 2007, the Company executed an agreement with Partners wherein the Company agreed to sell its 80% interest in Rudy Beverage, Inc. ("Rudy") for an 8% secured promissory note in the amount of $6,000,000 plus assumption of the advances and receivables owed to the Company by Rudy. The agreement closed on May 11, 2007. The note is collateralized by 11,000,000 shares of the Company's common stock held by Partners' owners and will be payable in six annual installments of $1,000,000 commencing January 31, 2008. At June 30, 2007, the Company recorded additional unrealized depreciation of $1,658,283 and reduced the fair value to $550,000 based on the trading value of the Company's common stock at that time. At September 30, 2007, the Company adjusted the value to $700,000 and recorded $150,000 in appreciation. The Company sold the $6,000,000 note for $100,000 in cash and a note receivable in the amount of $600,000 on October 9, 2007. The note is payable in weekly installments of $75,000 commencing October 22, 2007, and the final payment is due December 10, 2007.

RUDY BEVERAGE, INC. ("RUDY")
----------------------------
Rudy was founded by Rudy Ruettiger and Drew Carver to create a unique line of beverages higher in nutritional value but lower in sugar than existing brands. Rudy developed two distinct products: Rudy Flying Colors, catering to children K through 8, and Rudy Revolution, a sport drink primarily for athletes. The goal of the Rudy line of beverages is to create flavorful juice blends lower in sugar than existing brands.

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

The Company originally valued its investment in Rudy at December 31, 2006, based on the estimated value of the collateral on the Partners note of $3,375,000, resulting in an original adjustment of $3,294,760 as unrealized depreciation of the investment. Subsequent to December 31, 2006, based on the decline in the collateral on the Partners note, that is, the shares of the Company's common stock held by Partners owners, the Company recorded an additional adjustment of $1,800,000 under guidance in FAS 5 for the additional decline in the Company's common stock as of April 24, 2007. On May 11, 2007, the Company completed the sale of its investment in Rudy to Partners, as discussed above.

Upon sale of the investment in Rudy, the Company retained a note receivable from Rudy in the amount of $1,818,043. Partners and Rudy agreed to convert any notes payable by Rudy to the Company, once Partners becomes publicly-traded or a subsidiary of a publicly-traded company, into no more than 20% of the common stock of the publicly traded entity, based upon the market value of the public entity's common stock. The Company currently carries this investment at $0 value.

EON BEVERAGE GROUP, INC.
------------------------
On July 8, 2005, the Company consummated the transactions contemplated by the Share Purchase Agreement (dated June 28, 2005) with EON Beverage Group, Inc. ("EON") and, as a result, the Company invested $400,000 in exchange for 9% of the issued and outstanding common stock of EON. EON manufactures structured water through a proprietary process (patent pending) which alters the molecular structure of purified water. Structured water is a relatively new concept which is generally defined as water molecules organized through hydrogen bonding into distinct molecular structures. This allows the users of EON water to achieve enhanced intra-cellular hydration through significant absorption capability that is crucial for maximum biological activity and improved athletic performance, based on the representations of EON. The Company made follow-on investments in EON in the form of loans in the total amount of $611,500 as of September 30, 2006. These amounts were fully reserved at September 30, 2006, as discussed below.

During the first quarter of 2006, certain shareholders of the Company contributed their 35% ownership of EON to the Company, which increased the Company's ownership to 44%. No value was attributed to the increased interest based on the Company's valuation at the time. During September 2006, the Company determined that, without substantial additional capital, EON had little chance of becoming successful. With current capital committed to Rudy, the Company elected to discontinue funding EON and fully wrote-down its investment. This amounted to $1,011,500 which was included in change in unrealized depreciation of portfolio investments in September 2006.

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

VALUATION OF INVESTMENTS
As required by Section 2(a)(41) of the 1940 Act, the board of directors of the Company is required to assign a fair value to all investments. To comply with
Section 2(a) (41) of the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the Company's portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such individuals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

No single standard for determining "fair value in good faith" exists, since fair value depends upon the circumstances of each individual case. As a general principle, the current "fair value" of an issue of securities being valued by the board of directors would appear to be the amount that the owner might reasonably expect to receive for them upon their current sale. Methods that are in accord with this principle may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors that the directors should consider in determining a valuation method for an individual issue of securities include: 1) the fundamental analytical data relating to the investment, 2) the nature and duration of restrictions on disposition of the securities, and 3) an evaluation of the forces which influence the market in which these securities are purchased and sold. Among the more specific factors which are to be considered are: type of security, financial statements, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at time of purchase, special reports prepared by analysts, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, price and extent of public trading in similar securities of the issuer or comparable companies and other relevant matters.

The board has arrived at the following valuation method for its investments. Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded or is thinly traded and in absence of a recent appraisal, the value of the investment shall be based on the following criteria:

         1. Total amount of the Company's actual investment. This amount shall include all loans, purchase price of securities and fair value of securities given at the time of exchange.
         2.   Total revenues for the preceding twelve months.
         3.   Earnings before interest, taxes and depreciation.
         4.   Estimate of likely sale price of investment.
         5.   Net assets of investment.
         6. Likelihood of investment generating positive returns (going concern).

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

Based on the previous methodology, the Board of Directors of the Company determined that the Company's investments should be valued at September 30, 2007 as follows:

         o BEVERAGE NETWORK OF MARYLAND, INC. BNM is an operating beverage distribution company which the Company acquired on February 23, 2007. Based on the established valuation method, the investment in BNM is valued at $4,700,000 plus net follow-on investments of $407,141 at September 30, 2007.

         o AQUA MAESTRO, INC. AM operates as a wholesale and retail distributor of domestic and imported bottled water. The acquisition was completed on March 29, 2007. Accordingly, based upon the established valuation method, the investment in AM is valued at its original cost of $1,921,606 ($300,000 cash) plus follow-on investments of $97,366 ($12,000 non-cash) at September 30, 2007.

         o RUDY PARTNERS, LTD. The Company valued its note receivable investment from Partners at $700,000, the price for which it was sold on October 9, 2007.

         o RUDY BEVERAGE, INC. The Company's note receivable from Rudy in the amount of $1,818,043 is valued at $0. $825 in cash was advanced during the current year and fully depreciated.

         o EON BEVERAGE GROUP, INC. EON has been involved in test marketing its structured water and has had limited revenues during this testing phase. During the first quarter of 2006, certain shareholders of the Company contributed their stock in EON to the Company, which increased the Company's ownership to 44%. While EON expected to sell a substantial volume of its structured water to Rudy for use in certain of its drinks, the Board of Directors determined that EON will not achieve profitability without substantial additional investment, which the Company is unwilling to provide. Accordingly, the Company recorded an unrealized loss on its investment of $400,000 and its advances of $611,500 for a total unrealized depreciation expense of $1,011,500 at September 30, 2006. Accounts receivable in the amount of $50,369 for interest charges and management fees were also fully reserved at September 30, 2006.

         o TITANIUM DESIGN STUDIO, INC. Early in 2006, TDS relocated its operations to Thailand in order to access cheaper labor. As a result, the Company recorded an unrealized loss on its investment in the full amount of $200,000 at December 31, 2005.

(3) NOTES PAYABLE

Notes payable at September 30, 2007, consist of the following:

Secured convertible promissory notes payable (1)                                   $1,326,000
Note payable to XStream Beverage Network, Inc. with interest at 6%;
  the collateralized note required payment of 40% of any cash proceeds received by Global from the February 5, 2007 1-E Offering with the remainder payable in monthly installments of $25,000 commencing September 1, 2007. In a Master
  Security Agreement, Global granted XStream a continuing security interest in substantially all of its assets as collateral as long as any obligation arising from the Agreement and Plan of Merger, as amended, remains outstanding. In addition, pursuant to a Stock Pledge Agreement, the BNM stock owned by Global is pledged as additional collateral on the obligations and BNM guarantees the Global obligations
  to XStream                                                                        1,042,485
                                                                                   ----------
                                                                                    2,368,485
                                                                                   ----------
                                DISCOUNTED NOTES
Non-interest bearing note payable to Master Distributor which was assumed as a part of the acquisition of BNM. Monthly payments of $83,333 for two years;
  discounted at 12%; penalty provisions require a late charge of $5,000 plus interest of 1 1/2% per month for all payments made after the 15th of the month; the Company guarantees that the note, with a face value of $2,000,000 plus the proceeds from 4,000,000 shares of its common stock will equal at least $3,000,000 total; and note is past due at September 30, 2007, with
  $250,000 of $583,333 in scheduled payments made                                   1,584,823
Non-interest bearing notes payable to the former stockholders of Aqua
  Maestro, Inc.; payable in 9 equal monthly payments of $22,222 commencing on April 15, 2007; discounted at 12%; collateralized by inventory of Aqua
  Maestro                                                                              65,133
Non-interest bearing note payable to a company (2)                                    230,736
                                                                                   ----------
                                                                                    1,880,692
                                                                                   ----------
          Total notes payable                                                      $4,249,177
                                                                                   ==========


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

As of September 30, 2007, Secured Notes in the aggregate principal amount of $1,326,000 are in default as the interest due on November 1, 2006, February 1, 2007, May 1, 1007 and August 1, 2007 was not paid. The default rate of interest of 12% is in effect for these Secured Notes and is included in accrued expenses on the balance sheet.

As of December 31, 2006, the Secured Notes were convertible into common stock at the rate of $.50 per share. In January 2007, the Company sold 700,000 shares of its common stock pursuant to its Offering Circular dated January 3, 2007, for $87,500 ($.125/share). Accordingly, pursuant to the Secured Note agreement, the conversion rate for the Secured Notes became $.125 on that date. These notes are currently convertible under the same terms as the note discussed in (2) below.

(2) On July 6, 2007, the Company entered into a Note Purchase Agreement ("Agreement") with a certain accredited investor ("Investor") for the private placement of a promissory note ("Note") in the principal amount of $259,202 for a purchase price of $233,450. The maturity date of the Note is August 31, 2008. If and when the Company withdraws its election to be regulated as a BDC under the 1940 Act, the Note will become convertible, at the option of the Investor, into a number of shares of the Company's common stock as determined in accordance with a formula set forth in the Agreement (at a conversion rate of 75% of the average of the lowest trade price of the common stock during any three business days for the ten business day period prior to such conversion election, as reported by Bloomberg L.P.).

In connection with the Agreement, the Company entered into a letter agreement with Palladium Capital Advisors, LLC as placement agent, pursuant to which the Company paid the placement agent for its services, a cash fee of $33,333. In addition, $16,667 is payable within 120 days of the date of the Agreement either in cash or, if and when the Company withdraws its election to be a BDC pursuant to the 1940 Act, through the issuance of the Company's common stock.

The Company and the Investor also entered into a Registration Rights Agreement ("RRA") pursuant to which the Company has agreed to provide certain registration rights with respect to shares of its common stock issuable upon the Investor's election to exercise the conversion right contained in the Note. Pursuant to the RRA, the Company is required to file a Registration Statement no more than 60 days after filing to withdraw its election to be regulated as a BDC under the 1940 Act and is required to have the Registration Statement declared effective no more than 75 days after filing the Registration Statement. In the event the Company does not meet the required dates, the Company would be required to pay a cash fee of 1% of the outstanding loan balance for each of the first two months the Company is late and 2% for each subsequent month the Company is late, the maximum exposure to the Company should be $34,000. This requirement should end when the stock can become free trading pursuant to Rule 144.

The three discounted notes may be summarized as follows:

                Face value of discounted notes payable              $ 2,017,313
                Discount                                               (136,621)
                                                                    -----------
                  Present value of discounted notes                 $ 1,880,692
                                                                    ===========


(4) EQUITY

COMMON STOCK:
-------------
The Company is authorized to issue up to 950,000,000 shares of common stock, par value $.001. At September 30, 2007, there were 147,267,501 shares issued and outstanding.

PREFERRED STOCK:
----------------
The Company is authorized to issue up to 50,000,000 shares of preferred stock at $0.001 par value. At September 30, 2007, there were no preferred shares issued or outstanding.

OPTIONS:
--------
The Company recognizes amortization expense on a straight-line basis over the requisite service period for each stock option grant. Total stock-based amortization expense recognized was $60,675 and $0 during the nine months ended September 30, 2007 and 2006, respectively.

STOCK SUBSCRIPTION RECEIVABLE:
------------------------------
On June 28, 2007, the Company reduced its remaining stock subscription receivable from $820,350 to $273,450 to more correctly reflect the current trading price of the common stock. The receivable was collected in July 2007.


(5) COMMITMENTS AND CONTINGENCIES

GENERAL - The Company's commitments and contingencies include the usual obligations which arise in the normal course of business. In the opinion of management, these matters are not expected to have a material adverse effect on the Company's financial position and results of operations. In addition, although the Company may be indirectly impacted by claims and other obligations that arise at its portfolio companies, management is not aware of any such claims.

SEC - On March 26, 2007, the Company received comments from the SEC regarding its Amended 1-E Offering filed on February 5, 2007 ("Amended Offering"). In its comments, the SEC raised issues not only with the Amended Offering, and previous 1-E Offerings, but also with respect to the Company's compliance with other provisions of the 1940 Act. A primary issue was its belief that the Company was not eligible to take advantage of the Regulation E Exemption afforded to 1940 Act companies. In the event the SEC is correct in its assessment that the

Company was not eligible for using the Regulation E exemption, the Company could be required to offer rescission to each subscriber of the Company's 1-E offerings from September 15, 2005 to January 19, 2007. In addition, we currently understand that we may be out of compliance with certain other rules and regulations governing BDCs. We cannot predict with certainty what, if any, regulatory or financial consequences may result from the foregoing.

OTHER ITEMS - The Company had a month-to-month agreement with its chief executive officer which provided for payment of compensation of $6,000 per month, which terminated when he resigned in January 2007. The Company's current CEO has a salary of $185,000 per annum.

The Company leases its office facility on a month-to-month basis at the rate of $4,570 per month.

On October 9, 2007, the Company sold its note receivable from Rudy Partners, Ltd. for $100,000 in cash and a note receivable for $600,000. The note is payable in weekly installments of $75,000 commencing October 22, 2007, and the final payment is due December 10, 2007. The Company sold the secured promissory note to fund its operations through the remainder of 2007 and continues to hold a $1.8 million note issued by Rudy Beverage, Inc., which may be converted under certain circumstances into shares of common stock of Rudy Beverage, Inc.

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


(6) SUBSEQUENT EVENTS

WITHDRAWAL OF ELECTION TO BE TREATED AS A BUSINESS DEVELOPMENT COMPANY
On July 13, 2007, the Company filed its preliminary information statement on
Schedule 14C which was provided on behalf of the board of directors ("Board") of the Company to record holders of shares of the Company's common stock ("Shareholders") as of the close of business on the record date of July 12, 2007. This information statement provided notice that the Board has recommended, and holders of a majority of the voting power of the Company's common stock have voted to approve authorization to the Board to withdraw the Company's election to be treated as a business development company under the 1940 Act. The definitive information statement on Schedule 14C was filed on October 2, 2007. The action will become effective upon the Company filing Form N-54C with the SEC.

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


SALE OF NOTE RECEIVABLE
The Company sold its $6,000,000 note receivable from Rudy Partners, Ltd. for $100,000 in cash and a note receivable in the amount of $600,000 on October 9, 2007. The note is payable in weekly installments of $75,000 commencing October 22, 2007, and the final payment is due December 10, 2007.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results. Management's discussion and analysis should be read in conjunction with our financial statements and the notes herein.

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

WITHDRAWAL OF ELECTION TO BE TREATED AS A BDC
---------------------------------------------

On July 13, 2007, we filed our preliminary information statement on Schedule 14C and on October 2, 2007, we filed our definitive information statement on
Schedule 14C which was provided on behalf of our board of directors ("Board") to record holders of shares of our common stock ("Shareholders") as of the close of business on the record date of July 12, 2007. This information statement provided notice that the Board has recommended, and holders of a majority of the voting power of our common stock have voted to approve authorization to the Board to withdraw our election to be treated as a business development company under the 1940 Act. The action will become effective upon our filing a Form N-54C with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 -
--------------------------------------------------------------

         o During the 2006 period we recognized revenue in the amount of $36,312 in interest income from portfolio companies and $6,000 in management fees from portfolio companies. We had no revenue during the 2007 period.

         o During the three months ended September 30, 2007, total expenses decreased $308,287 (44%) to $390,392 from $698,679 in the prior year period.

              1. Officer and employee compensation increased $66,903 (183%) in 2007 from the amount in 2006. The increase is attributed to a larger staff and a full time CEO commencing in February 2007.
              2. Professional fees increased $45,061 (128%) in the 2007 period from the 2006 period, primarily due to the fees associated with the convertible note funded in July 2007.
              3. We recorded interest expense in the amount of $154,570 in the 2007 period and had $552,875 in interest expense in the 2006 period. The 2006 amount includes the computed intrinsic value of the beneficial conversion of $538,000 for convertible debt added during that period. In 2007, we incurred new debt with the acquisitions completed in the first quarter of 2007.
              4.   We recognized $20,225 in amortization of the intrinsic value of common stock options in 2007. There were no options
                   outstanding during the 2006 period.
              5. We recorded bad debt expense of $50,369 in 2006 when they fully reserved the receivables from EON. There was no bad debt expense in 2007.
              6. We had rent and utility expense of $15,526 in 2007 and $3,000 in 2006. The increase in 2007 resulted from our move to new offices and an increase in staffing.

         o During the 2007 period we recorded unrealized depreciation on our investments in the amount of $7,751,152. During the 2006 period, we recorded unrealized depreciation of $1,011,500 on our investments.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 -
-------------------------------------------------------------

         o During the 2006 period we recognized revenue in the amount of $72,278 in interest income from portfolio companies and $18,000 in management fees from portfolio companies. We had no revenue during the 2007 period.

         o During the nine months ended September 30, 2007, total expenses increased $72,991 (7%) to $1,138,817 from $1,065,826 in the prior year period.

              1. Officer and employee compensation increased $121,133 (107%) in 2007 from the amount in 2006. The increase is attributed to a larger staff and a full time CEO commencing in February 2007. In addition, there was $25,000 in additional compensation for the former CEO for his assistance in completing the acquisition of BNM.

              2. Professional fees increased $182,756 (99%) in the 2007 period from the 2006 period. The principal cause of the increase is the acquisition of BNM and AM and the fees associated with the convertible note funded in July 2007.
              3. Shareholder services and communications decreased to $33,815 in 2007 from $66,183 in 2006, primarily due to a decrease in public relations costs.
              4. Other general and administrative expense increased $22,467 (235%) in 2007 as compared to 2006. The increase is primarily due to opening the new office location in Florida and the duplication of certain costs during the relocation.
              5. We recorded interest expense in the amount of $369,499 in the 2007 period and $552,875 in interest expense in the 2006 period. New debt was added in the first and second quarters of 2007 as a result of the acquisitions of BNM and AM. The 2006 amount includes the computed intrinsic value of the beneficial conversion of $538,000 for convertible debt added during that period.
              6. We recognized $60,675 in amortization of the intrinsic value of common stock options in 2007. There were no options outstanding during the 2006 period.
              7. Rent and utilities amounted to $34,943 in 2007 as compared to $9,000 in 2006. The principal reason for the increase is the relocation of the corporate office and the increased staff.
              8. We incurred bad debt expense of $50,369 in 2006 and none in the 2007 period.

              9. We recorded a lawsuit settlement of $78,000 in 2006 and had none in the 2007 period.

         o During the 2007 period we recorded net unrealized depreciation on our investments in the amount of $9,409,435. We had $1,011,500 in unrealized depreciation in 2006 relating to our investments.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    o At September 30, 2007, we had net assets of $3,059,875 as compared to net assets of $89,396 at December 31, 2006. During the 2007 period, total assets increased $6,255,502 and total liabilities increased $3,285,023, resulting in a net increase of $2,970,479. The principal increase in assets was the net increase in investments of $6,251,113. The principal increase in liabilities was the net increase in notes payable of $2,914,177. The Company now has substantially increased assets; however, the debt service requirements have increased beyond the cash flow available from existing investments.

         On October 9, 2007, the Company sold its note receivable from Rudy Partners, Ltd. for $100,000 in cash and a note receivable for $600,000. The note is payable in weekly installments of $75,000 commencing October 22, 2007, and the final payment is due December 10, 2007. The Company sold the secured promissory note to fund its operations through the remainder of 2007 and continues to hold a $1.8 million note issued by Rudy Beverage, Inc., which may be converted under certain circumstances into shares of common stock of Rudy Beverage, Inc.

    o As of September 30, 2007, the Company had no revenues and had an accumulated deficit totaling $27,511,980. Additionally, as of September 30, 2007, the Company had total assets excluding investments of $5,335 and total liabilities of $4,771,573. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through debt and equity financing arrangements which management believes should be sufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

NET ASSET VALUE
---------------

As a BDC, certain of our activities and disclosures are made in reference to Net Asset Value ("NAV") which is the value of our portfolio assets less debt and preferred stock. This may be viewed, simply and generalized, as the value of our assets available to our common stock holders. As of the date of the financial information in this report, the value of our portfolio of assets including investments and securities in portfolio companies and cash is $7,831,448 and from this, are subtracted liabilities and debts of $4,771,573. There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included if there were. The NAV is therefore $3,059,875. The Net Asset Value per Share ("NAV/S") is calculated by dividing the NAV by the number of common shares outstanding (147,467,501). The NAV/S is $0.0207.

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


ITEM 4: CONTROLS AND PROCEDURES

                      Evaluation of Controls and Procedures

The Company's management, including the Chief Executive Officer ("CEO"), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based upon that evaluation, the CEO concluded that, as of September 30, 2007, the Company's disclosure controls and procedures were effective in alerting management on a timely basis to material Company information that would be required to be included in our periodic filings with the SEC.


                           Changes in Internal Control

There were no significant changes made in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1:  LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceeding.

ITEM 1A: RISK FACTORS

There were no material changes from the risk factors previously disclosed in our 2006 annual report on Form 10-K.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued 200,000 shares of our common stock as a loan extension fee of an obligation of Aqua Maestro. All shares were issued pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.


ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5: OTHER INFORMATION

Not applicable.

ITEM 6: EXHIBITS

The following exhibits are filed with this report on Form 10-Q.

         Exhibit 31     Certifications pursuant to Rule 13a-14 of the
                        Securities Exchange Act of 1934, as amended, pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

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

                         GLOBAL BEVERAGE SOLUTIONS, INC.



         Date:    November 14, 2007               By: /s/ Jerry Pearring
                                                      --------------------------
                                                  Jerry Pearring,
                                                  Chief Executive Officer
                                                  President and
                                                  Chief Financial Officer