Form 10-K
period 2007-12-31
Global Beverage Solutions, Inc.
filed 2008-04-11
CIK 1084133

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]    Accelerated filer [ ]    Non-accelerated filer [ ]    Smaller reporting company [X]
                                                       (Do not check if a smaller
                                                          reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the issuer as of June 30, 2007, computed by reference to the market value (closing price) of the registrant's common stock, as reported by the over-the-counter bulletin board was approximately $4,126,050.

As of April 8, 2008, there were 98,760,094 shares of the issuer's common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit Index.

                         GLOBAL BEVERAGE SOLUTIONS, INC.
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                            PAGE

PART I

ITEM 1      Business                                                           3
ITEM 1A     Risk Factors                                                      11
ITEM 2      Properties                                                        20
ITEM 3      Legal Proceedings                                                 20
ITEM 4      Submission of Matters to a Vote of Security Holders               20

PART II

ITEM 5      Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                 21
ITEM 6      Selected Financial Data                                           23
ITEM 7      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         24
ITEM 7A     Quantitative and Qualitative Disclosures About Market Risk        30
ITEM 8      Financial Statements and Supplementary Data                       31
ITEM 9      Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure                                          69
ITEM 9A(T)  Controls and Procedures                                           69
ITEM 9B     Other Information                                                 70

PART III

ITEM 10     Directors, Executive Officers and Corporate Governance            71
ITEM 11     Executive Compensation                                            74
ITEM 12     Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                        77
ITEM 13     Certain Relationships and Related Transactions, and
            Director Independence                                             79
ITEM 14     Principal Accountant Fees and Services                            79

PART IV

ITEM 15     Exhibits and Financial Statement Schedules                        81

SIGNATURES                                                                    84

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

ITEM 1:  BUSINESS

Global Beverage Solutions, Inc., a Nevada corporation (the "Company", "us" or "we"), distributes imported bottled water and alternative or "New Age" beverages through two wholly-owned subsidiaries, Aqua Maestro, Inc. and Beverage Network of Maryland, Inc. The Company's strategy is to develop and acquire bottled water and "New Age" beverage brands. "New Age" beverages include non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, single serve juices, ready-to-drink iced coffees, energy drinks, sports drinks, soy drinks, natural bottled water and sodas as well as sparkling juices. The Company believes that the combined distribution and customer base of its two subsidiaries provides an established platform from which to acquire and develop brands. Additionally, strategic opportunities may exist to acquire and further develop existing distribution platforms.

         Aqua Maestro, Inc. is based in Boca Raton, Florida and imports and sells bottled water through company-owned distribution centers to retailers and consumes in south Florida, direct to retailers outside of south Florida, direct to consumers through its website at www.aquamaestro.com and to third party distributors.

         Beverage Network of Maryland, Inc. is a New Age beverage distributor based in Jessup, Maryland which distributes brands such as Welch's and Fiji to retailers in Washington, DC, northern Virginia, and the entire state of Maryland.

         Our business strategy involves growing the third party branded revenue base in each of these entities while developing and/or acquiring bottled water or New Age beverage brands. Thus, through these entities we plan to sell our own proprietary brands as well as third party brands.

Our common stock is traded in the over-the-counter market and is quoted on the NASD Over-The-Counter Bulletin Board ("OTCBB") under the symbol GBVS.

GENERAL DEVELOPMENT OF BUSINESS

We were incorporated on November 6, 1992, with the name MedEx, Inc.

On January 2, 2008 we filed Form N-54C with the Securities and Exchange Commission ("SEC") to notify the SEC of the withdrawal of our previous election to be regulated as a BDC under applicable provisions of the 1940 Act. After careful consideration of the 1940 Act requirements applicable to BDCs, evaluation of the Company's ability to operate as a going concern in an investment company regulatory environment, the costs associated with complying with the 1940 Act, the Company's past difficulty in complying with the 1940 Act and a thorough assessment of potential alternative business models, our Board of Directors determined that continuation as a BDC was not in the best interests of the Company or our stockholders. With the approval of more than a majority of the voting power of our common stock, we proceeded to file Form N-54C and thereby de-elect our BDC status.

We intend to pursue a business model whereby we acquire majority ownership stakes in beverage-related companies. In this regard, we plan to remain active in the imported bottled water and alternative or "New Age" beverage (such as mildly flavored waters, fruit drinks, sports and energy drinks, soy-based beverages and other non-conventional beverages) industries through our two wholly owned subsidiaries: Aqua Maestro, Inc., a Florida corporation, and Beverage Network of Maryland, Inc., a Florida corporation.

Under our new business model, we will at all times conduct our activities in such a way that we will not be deemed an "investment company" subject to regulation under the 1940 Act. Thus, we will not hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, we will conduct our business in such a manner as to ensure that we will at no time own or propose to acquire investment securities having a value exceeding 40% of our total assets at any one time.

Pursuant to Regulation S-X, Rule 6, the Company will operate on a non-consolidated basis until January 2, 2008. Operations of the portfolio companies will be reported at the subsidiary level and only the appreciation or impairment of these investments in portfolio companies will be included in the Company's financial statements. Subsequent to January 2, 2008, as noted above, we will cease operating as a BDC and we will prepare consolidated financial statements with our wholly owned subsidiaries.

Effective as of February 23, 2007, we completed our acquisition of Beverage Network of Maryland, Inc. pursuant to a merger agreement. On March 29, 2007, we completed our acquisition of Aqua Maestro, Inc. pursuant to a merger agreement.

On January 2, 2008, we adopted the Global Beverage Solutions, Inc. 2008 Stock Plan which authorizes the issuance of up to forty million (40,000,000) shares of our common stock in connection with awards of restricted stock, unrestricted stock and stock options to our officers, directors, employees and to contractors and other persons that provide services to the Company. The 2008 Stock Plan's purpose is to support our ongoing efforts to attract and retain persons of exceptional talent to serve the Company and to enable us to provide equity incentives to such persons to that end. On the date the 2008 Stock Plan was approved by our Board of Directors, the Board also approved the award, pursuant to the 2008 Stock Plan, of (i) 4,000,000 shares of our common stock, (ii) immediately vesting stock options to purchase 10,710,000 shares of our common stock and (iii) performance vesting stock options to purchase 17,700,000 shares of our common stock.

On January 23, 2008, we entered into a stock repurchase agreement with XStream Beverage Network, Inc. ("XStream") to repurchase the sixty million five hundred thousand (60,500,000) shares of our common stock that we issued to XStream in connection with our acquisition of Beverage Network of Maryland, Inc. As consideration for the stock repurchase, we issued to XStream a $700,000 convertible note convertible into shares of our Common Stock if we default in payments under the note or fail to pay down $500,000 in principal of an earlier note issued to XStream on or before May 1, 2008.

NAME CHANGES

The Company was incorporated in 1992 under the name of MedEx, Inc. Pursuant to the merger of STG Corp., a Delaware corporation, with and into the Company, we amended our Articles of Incorporation to change our name to MedEx Corp. On October 21, 2002, Aussie Apparel Group, Ltd., a Nevada corporation, was merged with and into us, and pursuant to the merger, we changed our name to Aussie Apparel Group Ltd. Because the shareholders of Aussie Apparel became the controlling shareholders of the Company after the exchange, Aussie Apparel was treated as the acquirer for accounting purposes. Accordingly, the financial statements, as presented herein, are the historical financial statements of Aussie Apparel and include the transactions of MedEx Corp. only from the date of acquisition, using reverse merger accounting.

We changed our name to Bluetorch Inc. ("Bluetorch") on October 24, 2003. On April 19, 2005 in accordance with a Mutual Settlement and Release Agreement, the Company amended its articles of incorporation to implement a name change of the Company. Effective April 20, 2005 the Company's new name became Pacific Crest Investments. Following the public announcement of our new name, we received notice that another corporation had a name similar to Pacific Crest Investments. In order to avoid potentially prolonged and expensive litigation, we agreed to change our name again, and effective May 5, 2005, our new name became Pacific Peak Investments.

On October 10, 2005, we changed our name to Global Beverage Solutions, Inc. to emphasize our concentration in the beverage industry.

NARRATIVE DESCRIPTION OF BUSINESS

BUSINESS SUMMARY

                               BEVERAGE OPERATIONS

We intend to pursue a business model whereby we acquire majority ownership stakes in beverage-related companies. In this regard, we plan to remain active in the imported bottled water category and alternative or "New Age" beverage category (such as mildly flavored water, fruit drinks, sports and energy drinks, soy-based beverages and other non-conventional beverages) through our two wholly owned subsidiaries, Aqua Maestro, Inc. and Beverage Network of Maryland, Inc.

Through these subsidiaries, we engage in the distribution of New Age beverages and imported bottled water through direct store delivery distribution, sales to third party distributes and the Internet. Our customers include retail grocery stores, special stores, convenience stores, health food stores, hotels, restaurants and delis and food service distributors.

Under our new business model, we will at all times conduct our activities in such a way that we will not be deemed an "investment company" subject to regulation under the 1940 Act. Thus, we will not hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, we will conduct our business in such a manner as to ensure that we will at no time own or propose to acquire investment securities having a value exceeding 40% of our total assets at any one time.

Global and our subsidiaries employ a total of forty-four persons, with three employed by Global, thirty-two employees working at Beverage Network of Maryland, Inc. and nine employees working at Aqua Maestro, Inc.

                               OPERATION AS A BDC

Under our election to be governed as a BDC under the 1940 Act, we engaged in the business of providing investors with the opportunity to participate, with a modest amount in venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments. In addition, we provided professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing. When regulated as a BDC under the 1940 Act, we operated as a non-diversified company as that term is defined in
Section 5(b)(2) of the 1940 Act. We could not cease to be, or withdraw our election as, a BDC without the approval of the holders of a majority of our outstanding voting stock as defined under the 1940 Act.

As a BDC, we were required to invest at least 70% of our total assets in qualifying assets, which, generally, are securities of companies that are not investment companies and that:

         o do not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list;
         o are actively controlled by a BDC and have an affiliate of a BDC on their board of directors; or
         o    meet such other criteria as may be established by the SEC.

Qualifying assets also include cash, cash equivalents, U.S. Government securities and high-quality debt investments maturing within one year or less from the date of investment. We also were required to offer to provide significant managerial assistance to our qualifying portfolio companies. We could invest the remaining 30% of our total assets in non-qualifying assets, including debt and/or equity securities of companies that may be larger or more stabilized than target portfolio companies.

                                   COMPETITION

We face competition on a nationwide basis. Competition for our products will come primarily from companies with widespread distribution and established brands. We believe that our ability to compete successfully depends upon a number of factors, including: market presence; customer service and satisfaction; the capacity, reliability and security of our delivery network; convenience; the pricing policies of our competitors; and the introduction of new products and services by our competitors and by us. There are risks associated with the beverage industry relating to competition due to the fact that many of the competitive products are controlled by and marketed by the largest competitors in the industry.

                       CURRENT OPERATIONS AND INVESTMENTS
                       ----------------------------------

BEVERAGE NETWORK OF MARYLAND, INC. ("BNM")
------------------------------------------

On February 23, 2007, we completed the purchase of BNM from XStream Beverage Network, Inc. ("XStream"). The transaction was structured as a merger of BNM into our wholly owned subsidiary Global Merger Corp. pursuant to an Agreement and Plan of Merger between the parties dated January 31, 2007, and as amended February 23, 2007. Based in Jessup, Maryland, BNM engages in the distribution of beverages in the Mid-Atlantic States, focusing on New Age beverage brands. Through BNM and its ten sales representatives and twelve delivery vehicles, we offer brands such as Fiji, Arizona and Welch's and service approximately 2,000 retail accounts in the Mid Atlantic region, including several large brand name retailers.

As a part of the transaction we issued 60,500,000 shares of our common stock and a $2,000,000 note payable to XStream (the "XStream Secured Note"). At closing, we paid $229,000 on the XStream Secured Note and pursuant to the agreements were to pay 40% of any subsequent cash proceeds received from the February 5, 2007 Form 1-E Offering. The remaining note balance was to be paid in monthly installments of $25,000 commencing September 1, 2007. Additionally, we were to apply 35% of the net proceeds of any equity capital raised by us while the XStream Secured Note remained outstanding to reduce the XStream Secured Note.

On January 23, 2008, we entered into a Stock Repurchase Agreement with XStream by which we repurchased the 60,500,000 shares of our common stock originally issued to XStream. As consideration for the purchase, we issued a convertible note in the principal amount of $700,000 (the "XStream Convertible Note"). The XStream Convertible Note bears interest at the prime rate plus 2% and matures on October 31, 2008. The XStream Convertible Note is convertible into shares of our common stock as the conversion price specified in the Stock Repurchase Agreement with XStream if we default in the repayment of amounts due under the XStream Convertible Note or if we fail to pay $500,000 to Laurus Master Fund, Ltd. ("Laurus") on or before May 1, 2008 pursuant to the letter agreement described in the following paragraph.

On January 23, 2008, and in conjunction with the stock repurchase described in the previous paragraph, we entered into a letter agreement with Laurus and XStream (the "Letter Agreement"). In connection with the Letter Agreement, XStream collaterally assigned both the XStream Secured Note and the XStream Convertible Note to Laurus. Under the Letter Agreement, we agreed to pay to Laurus $500,000 in repayment of a portion of the outstanding balance of the XStream Secured Note by May 1, 2008. Upon making the $500,000 payment, Laurus agreed to release certain liens it has on the inventory of BNM and XStream, and Laurus and XStream agreed to terminate a stock pledge agreement with respect to the stock of BNM and a master security agreement securing collateral on our obligations under the Secured Note.

Simultaneously, and in conjunction with, the stock repurchase and the Letter Agreement discussed above, we entered into a second amendment ("Amendment No. 2") of the XStream Secured Note. Amendment No. 2 accelerated the maturity date of the note from March 31, 2011 to October 31, 2008 and removed the requirement for monthly payments of $25,000. The XStream Secured Note had a principal balance of $1,072,453 and accrued interest of $29,079 at December 31, 2007.

BNM had unaudited net revenue of $7,225,279 and a net loss of $12,391,848, including an asset impairment of $11,831,318 in the ten months ended December 31, 2007, the period it was owned by Global.

AQUA MAESTRO, INC. ("AM")
-------------------------

On March 29, 2007, we completed the purchase of AM from its shareholders. The transaction was structured as a merger of AM into our wholly owned subsidiary, Global Beverage Acquisition Corp. pursuant to an Agreement and Plan of Merger and Reorganization between the parties dated March 29, 2007.

Consideration paid to the prior shareholders of AM for the acquisition of AM included $500,000 in cash, $300,000 of which was paid at closing and the balance payable in equal monthly installments of $22,222 beginning April 15, 2007, 10,000,000 shares of our common stock and the right to certain earn-out payments. At December 31, 2007, the note had a principal balance of $15,749 and accrued interest balance of $1,850. The earn-out is a percentage of defined gross profit equal to 10% of calendar 2008 gross profit, 5% of calendar 2009 gross profit and 3% of calendar 2010 gross profit.

With its business offices in Boca Raton, Florida and its logistics in Fort Lauderdale, Florida, AM is engaged in the wholesale and retail distribution of domestic and imported bottled water, comprising over forty brands and over one hundred-seventy different items, to retailers through Company-owned distribution centers, third-party distributors. AM's wholesale client base spans across North America and the Caribbean, and includes well-known hotels and resorts. In addition, AM provides retail home delivery distribution of its bottled water products to end-consumers through its Internet site at aquamaestro.com.

AM had unaudited net revenue of $1,585,381 and a net loss of $1,602,116 including an asset impairment of $1,321,606 in the nine months ended December 31, 2007, the period it was owned by Global.

SOS RESOURCE SERVICES, INC. ("SOS")
-----------------------------------

On October 9, 2007, we sold the Partners Secured Note (described below) to SOS for an aggregate purchase price of $700,000. The purchase price included an initial cash payment of $100,000 and a promissory note for $600,000, which was due in weekly installments of $75,000 commencing October 22, 2007 and with the final balance due December 10, 2007. As of December 31, 2007, we have received only $12,000 of the $600,000 note, leaving a balance due of $588,000. Due to uncertainty of collection, we recorded an unrealized loss of $588,000.

RUDY PARTNERS, LTD. ("PARTNERS")
--------------------------------

On January 18, 2007, we executed an agreement with Partners wherein we agreed to sell our 80% interest in Rudy for an 8% secured promissory note in the amount of $6,000,000 (the "Partners Secured Note") plus assumption of the advances and receivables owed to us by Rudy. The agreement closed on May 11, 2007. The Partners Secured Note was collateralized by 11,000,000 shares of our common stock held by the owners of Partners and was payable in six annual installments of $1,000,000 commencing January 31, 2008. The Partners Secured Note was sold to SOS.

RUDY BEVERAGE, INC. ("RUDY")
----------------------------

On November 17, 2005, we executed a Stock Purchase Agreement with the shareholders (the "Rudy Sellers") of Rudy, a Nevada corporation, whereby we exchanged 6,000,000 shares of our common stock for 80% of the issued and outstanding common stock of Rudy. The Rudy Sellers were eligible to receive up to 10,000,000 additional shares of our common stock if Rudy achieved certain sales and net revenue goals by the twelve month periods ending June 30, 2007 and 2008. Rudy was founded by Rudy Ruettiger and Drew Carver to create a unique line of beverages higher in nutritional value but lower in sugar than existing brands. Rudy currently has developed two distinct products: Rudy Flying Colors, catering to elementary school aged children; and Rudy Revolution, a sport drink aimed at athletes of all ages. The goal of the Rudy line of beverages is to create flavorful juice blends which are low in sugar.

We originally valued our investment in Rudy at December 31, 2006, based on the estimated value of the collateral on the Partners note of $3,375,000, resulting in an original adjustment of $3,294,760 as unrealized depreciation of our investment and recorded a bad debt expense of $88,218 for our receivable from Rudy for interest accrued on loans. Subsequent to December 31, 2006, based on the decline in the collateral on the Partners note, that is, the shares of our common stock, we recorded an additional adjustment of $1,800,000 under guidance in FAS 5 for the additional decline in our common stock as of April 24, 2007.

At December 31, 2007, we had receivables from Rudy in the total amount of $1,818,043 on which we have recorded unrealized depreciation for the full amount of the receivable. Partners agreed to convert any notes payable by Rudy to us, once Partners becomes publicly-traded or a subsidiary of a publicly-traded company, into no more than 20% of the common stock of the publicly traded entity, based upon the market value of the public entity's common stock.

EON BEVERAGE GROUP, INC. ("EON")
--------------------------------

On July 8, 2005, we consummated the transactions contemplated by the Share Purchase Agreement (dated June 28, 2005) with EON, a manufacturer of structured water, and, as a result, we invested $400,000 in exchange for 9% of the issued and outstanding common stock of EON. The Company also made loans in the amount of $611,500 to EON. During the first quarter of 2006, shareholders of the Company contributed their stock in EON to us, which increased our ownership to 44%. While EON expected to sell a substantial volume of its structured water to Rudy for use in certain of its drinks, our Board of Directors has determined that EON will not achieve profitability without substantial additional investment, which we are unwilling to provide. Accordingly, we fully reserved our investment of $400,000 and fully reserved our advances of $611,500 for a total unrealized depreciation expense of $1,011,500 at September 30, 2006. Accounts receivable in the amount of $50,369 for interest charges and management fees were also fully reserved at September 30, 2006.

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


                           FORMER PORTFOLIO COMPANIES
                           --------------------------

As of December 31, 2006 (and prior to the acquisition of BNM and AM), Global had two wholly owned subsidiary companies, Unboxed Distribution, Inc. ("Unboxed") and Total Sports Distribution, Inc. ("Total Sports"), active in the apparel industry. The operations of Unboxed and Total Sports were discontinued early in 2005 when it became evident that they would not be able to attain profitability within a reasonable period of time. During 2005, we also exchanged our 51% investment in Island Tribe, Inc. ("Island Tribe") for the 12,000 shares of our common stock which we had initially issued to acquire Island Tribe.

We signed an acquisition agreement in December 2002 with Australian-based Federation Group for the Hot Tuna, Xisle and Piranha Boy brands. We then spent most of 2003 and the early part of 2004 restructuring our portfolio of apparel brands.

We rescinded our acquisition agreement for Hot Tuna, Xisle and Piranha Boy in November 2003 and assigned the rights for the three brands to Frontier International Holdings Pty Ltd. In addition, we changed our name from Aussie Apparel Group Ltd. to Bluetorch Inc. in recognition of this brand restructuring and our move away from the original portfolio of Australian apparel brands. We replaced the intended Australian portfolio of brands with other brands including Bluetorch, True Skate Apparel (TSABrand), Airwalk and Island Tribe.

UNBOXED
-------

In September 2003, Unboxed signed a licensing agreement (with option to acquire) with Gotcha Brands, Inc. for the Bluetorch label.

On March 12, 2005, Global and Unboxed signed a Mutual Settlement and Release Agreement with Gotcha Brands Inc., the Bluetorch licensor. This agreement required Unboxed to cease the selling and marketing of Bluetorch apparel, and we also agreed to change our corporate name by April 20, 2005.

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

ISLAND TRIBE
------------

In accordance with a Stock Purchase Agreement dated August 20, 2004, we purchased for 12,000 restricted shares of our common stock, a 51% interest in Island Tribe, a surf apparel company. This transaction was effective August 1, 2004 and the investment was valued at $372,000, based upon the trading price of our common stock at the time of the transaction. Over the next 4 years, the purchase agreement provided for us to receive an additional 24% ownership of Island Tribe. On November 20, 2005, we returned our 51% interest in Island Tribe in exchange for the 12,000 shares we had originally issued for the acquisition and cancelled the shares.

ITEM 1A: RISK FACTORS

The risks set out below are not the only risks we face. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment. The following risks affect us and our business:

GENERAL RISK FACTORS
--------------------

INVESTMENTS IN OUR STOCK BY NEW SHAREHOLDERS MAY BE AT A HIGHER COST PER SHARE THAN THAT PAID BY PRIOR INVESTORS.

Due, in part, to increases in our share price, some of our present shareholders have acquired an interest in us at a total cost substantially less than the total cost that newer investors will likely pay for their shares. Therefore, the newer investors will bear a greater proportion of the risk of loss (measured by the cost of shares). As of February 29, 2008, there were 950,000,000 shares of common stock authorized and 98,760,094 common shares outstanding. All shares were considered issued at their par value.

WE MAY SELL ADDITIONAL EQUITY IN THE FUTURE THAT MAY DILUTE THE VALUE OF YOUR INVESTMENT.

Reductions in the price of our stock resulting from the performance of our subsidiaries or other market conditions might result in stock being sold to new investors, including management, at prices below the price paid by you. Senior management may be granted the right, and others may have the right, under certain circumstances, to acquire additional shares of our stock at a price equal to the market price as it exists at a point in the future. If such a grant of a right occurred at a time where the price of the stock has fallen relative to the current market value and falls below the price paid by you, management might be given the right to purchase stock at a price below your cost. In either of these cases, the value of your investment would be further diluted.

NEED FOR ADDITIONAL CAPITAL.

Unforeseen events, problems or delays may occur that would require the Company to seek additional debt and/or equity financing, which may not be available on favorable terms, if at all, sooner than expected to meet its requirements, and the Company may need additional capital to fund its growth, acquisition and development objectives that are part of its business strategy. In the event that the Company cannot obtain additional funds if and when needed, the Company may be forced to curtail or cease some or all of its activities.

LIMITATION OF LIABILITY AND INDEMNIFICATION OF MANAGEMENT.

We have instituted provisions in our articles of incorporation and our bylaws indemnifying, to the extent permitted under applicable law, our current and former directors, officers, employees and agents against any loss, liability or expenses incurred as a result of such persons action or omission in connection with our affairs, other than that which involves intentional misconduct, fraud or knowing violation of the law. Therefore, to the extent that these provisions provide any protection to management, that protection may limit the right of a shareholder to collect damages from members of management. Management is accountable to the shareholder as a fiduciary and, consequently, members of management are required to exercise good faith and integrity in handling our affairs.

OUR BUSINESS MAY BECOME SUBJECT TO EXTENSIVE ADDITIONAL REGULATION AT THE FEDERAL AND STATE LEVELS. THE VALUE OF SECURITIES OWNED BY US MAY BE ADVERSELY IMPACTED BY SUBSEQUENT REGULATORY CHANGES.

Our operations are and will be affected by current and future legislation and by the policies established from time to time by various federal and state regulatory authorities. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects. Our investment strategy as a BDC included the purchase of unregistered securities in both private companies as well as private placements offered by public companies, and we may continue to acquire unregistered securities in private companies as part of our strategy to grow our beverage business. We are able to purchase securities pursuant to exemptions to the registration requirements of United States Federal securities laws. Changes in such laws or their interpretation could adversely impact our ability to resell such securities which would have a negative effect on the value of such securities as well as impact our overall business strategy and the liquidity of our investments. In such an event, we may need to reformulate our business strategy.

WE CANNOT GUARANTEE DIVIDENDS PAYMENTS TO OUR STOCKHOLDERS.

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

INVESTING IN OUR SHARES MAY INVOLVE A HIGH DEGREE OF RISK.

The investments and acquisitions we make in accordance with our business strategy may result in a higher amount of risk than alternative acquisition and investment options. Our acquisitions and investments in beverage related operating entities may be speculative and aggressive, and therefore, an investment in our shares may not be suitable for someone with low risk tolerance.

THE MARKET PRICE OF OUR COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY.

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors, may adversely affect our ability to raise capital through future equity financings. These factors include (without limitation):

         o significant volatility in the market price and trading volume of securities of companies in the beverage industry, which are not necessarily related to the operating performance of these companies;

         o changes in regulatory policies or tax guidelines applicable to the Company;

         o our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock which can adversely affect its price;

         o    changes in earnings or variations in operating results;

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

         o    general economic trends and other external factors; and

         o    loss of a major funding source.

WE MAY EXPERIENCE FLUCTUATIONS IN OUR FINANCIAL AND OPERATIONAL RESULTS.

We could experience fluctuations in our financial and operational results due to a number of factors, including (without limitation) the level of our expenses, the degree to which we encounter competition in our markets, changes in the beverage industry, and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

ECONOMIC RECESSIONS OR DOWNTURNS COULD IMPAIR OUR SUBSIDIARIES AND HARM OUR OPERATING RESULTS.

Our subsidiaries will generally be affected by the conditions and overall strength of the national, regional and local economies. These factors also impact the amount of growth in the beverage industry. Additionally, these factors could adversely impact the customer base of Global and our subsidiaries. As a result, we and our subsidiaries may be susceptible to economic slowdowns or recessions. Economic slowdowns or recessions could lead to financial losses in our subsidiaries and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could harm our operating results and financial conditions, and therefore, adversely affect our ability to meet our obligations under the Convertible Debentures.

WE MAY NOT REALIZE GAINS OR INCOME FROM OUR INVESTMENTS.

While our business strategy, after de-election of BDC status, now involves acquiring and growing brands within the beverage industry, we have also made investments in portfolio companies when we were a BDC. While we have sought to generate both current income and capital appreciation, the companies that we acquire and the securities in which we have invested may not appreciate and, in fact, may decline in value, and the issuers of debt securities, in which we have invested, may default on interest and/or principal payments. Accordingly, we may not be able to realize gains from our business acquisitions and investments, and any gains that we do realize may not be sufficient to offset any losses we experience.

YOUR INFLUENCE IN MATTERS REQUIRING SHAREHOLDER ACTION WILL BE SUBJECT TO THE PROBABILITY THAT MOST SHAREHOLDERS WILL FOLLOW MANAGEMENT'S DIRECTION.

While no officer or director holds a large percentage of the issued and outstanding shares of our voting securities, there are no major stockholders with a controlling interest and no consortium of stockholders has been identified with a block of control or who would likely exercise voting control over matters that may be submitted to our stockholders for approval. Without such a controlling block, management positions will be the most likely to be presented to stockholders and more likely to influence stockholder decisions (assuming that stockholders will likely "vote with" management). Therefore, while the number of shares controlled by the officers and directors is less than a majority, their position as managers of the Company is material and significant.

THERE MAY BE IMPEDIMENTS TO HOSTILE TAKEOVERS OF THE COMPANY.

Our Board of Directors has the authority to issue shares of our stock, up to the maximum amount of shares authorized in our Articles of Incorporation, without further action by our stockholders, and the issuance of stock under certain circumstances could have the effect of delaying or preventing a change in control of the Company or may deter takeover attempts. Furthermore, we are subject to provisions of the Nevada Revised Statutes that may make it difficult for a potential acquirer to exert control over our Board of Directors and may discourage attempts to gain control without the consent of the Board of Directors.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE MARKET FOR TRADING IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or option to acquire any equity security with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

         o that a broker or dealer approve a person's account for transactions in penny stocks; and

         o the broker or dealer has received from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

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

RISKS RELATED TO OUR BUSINESS
-----------------------------

DOWNTURNS IN THE BEVERAGE INDUSTRY.

We operate in the beverage industry, and specifically in the bottled water and "New Age" beverage sectors. Our financial condition could be significantly adversely affected by industry factors which may cause our subsidiaries to perform poorly and, consequently, affect our financial condition. The beverage industry is subject to many risks. Our definition of beverage, as used in the context of the beverage industry, is broad and includes both alcoholic and non-alcoholic beverages and waters and flavored water and different sectors in the beverage industry may be subject to variable risks and economic pressures. As a result, it will be difficult to anticipate the impact of changing economic and political conditions on our operations and on our subsidiaries, and, as a result, our financial results. The revenues, income (or losses) and valuations of beverage companies can fluctuate suddenly and dramatically due to any one or more of the following factors:

         o DEMAND RISK. Beverages have sustained growth as more people opt for higher-priced alternatives to "tap-water" but this is an industry phenomenon and may be reversed. A decline in consumer demand for such higher-priced alternatives to tap water, including bottled water, flavored water, sports drinks and other drinks would affect many of the companies in the beverage industry including us and our subsidiaries.
         o REGULATORY RISK. The profitability of beverage companies could be adversely affected by changes in the regulatory environment. The businesses of beverage companies are heavily regulated by federal, state and local governments in diverse manners, both as to quality and health factors and claims for benefits. Such regulation can change over time in scope and intensity.
         o COSTS OF PRODUCTION RISK. The profitability of beverage companies may be materially impacted by costs associated with production including raw materials and political factors where some raw materials originate across national or even state boundaries. Where raw materials may include fruits and vegetables, unseasonable extreme weather patterns could affect production and hence, costs.
         o OPERATIONAL RISK. Like most industries, beverage companies are subject to various operational costs, and risks arise in the unforeseen increases in cost within the industry.

DEMAND FOR OUR PRODUCTS MAY BE ADVERSELY AFFECTED BY CHANGES IN CONSUMER PREFERENCES AND TASTES OR IF WE ARE UNABLE TO INNOVATE OR MARKET OUR PRODUCTS EFFECTIVELY.

We are a consumer products company operating in highly competitive markets and rely on continued demand for our products. To generate revenues and profits, we must sell products that appeal to our customers and to consumers. Any significant changes in consumer preferences and any inability on our part to anticipate and react to such changes could result in reduced demand for our products and erosion of our competitive and financial position. Our success depends on our ability to respond to consumer trends, such as consumer health concerns about obesity, product attributes and ingredients. In addition, changes in product category consumption or consumer demographics could result in reduced demand for our products. Consumer preferences may shift due to a variety of factors, including the aging of the general population, changes in social trends, changes in travel, vacation or leisure activity patterns, weather, negative publicity resulting from regulatory action or litigation against companies in the industry, or a downturn in economic conditions. Any of these changes may reduce consumers' willingness to purchase our products.

Our continued success is also dependent on our product innovation, including maintaining a robust pipeline of new products, and the effectiveness of our advertising campaigns and marketing programs. There can be no assurance as to our continued ability either to develop and launch successful new products or variants of existing products, or to effectively execute advertising campaigns and marketing programs. In addition, both the launch and ongoing success of new products and advertising campaigns are inherently uncertain, especially as to their appeal to consumers. Our failure to successfully launch new products could decrease demand for our existing products by negatively affecting consumer perception of existing brands, as well as result in inventory write-offs and other costs.

IF WE ARE NOT ABLE TO BUILD AND SUSTAIN PROPER INFORMATION TECHNOLOGY INFRASTRUCTURE, OUR BUSINESS COULD SUFFER.

We depend on information technology as an enabler to improve the effectiveness of our operations and to interface with our customers, as well as to maintain financial accuracy and efficiency. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through security breach.

OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY INCREASED COSTS, DISRUPTION OF SUPPLY OR SHORTAGES OF RAW MATERIALS AND OTHER SUPPLIES.

We and our suppliers use various raw materials and other supplies in our businesses. Our key packaging materials include PET resin used for plastic bottles, aluminum used for cans, glass bottles and cardboard. Fuel and natural gas are also important commodities due to their use in our supplier's plants and in the trucks delivering our products. Some of these raw materials and supplies are available from a limited number of suppliers. We are exposed to the market risks arising from adverse changes in commodity prices affecting the cost of our raw materials and energy. The raw materials and energy which our suppliers use for the production of our products are largely commodities that are subject to price volatility and fluctuations in availability caused by changes in global supply and demand, weather conditions, agricultural uncertainty or governmental controls. Our suppliers purchase these materials and energy mainly in the open market. If commodity price changes result in unexpected increases in costs of raw materials and/or energy, we may not be able to increase our prices to offset these increased costs without suffering reduced volume, revenue and operating income.

Our profitability may also be adversely impacted due to water scarcity and regulation. Water is a limited resource in many parts of the world. As demand for water continues to increase, we and our business partners may face disruption of supply or increased costs to obtain the water needed to produce our products.

OUR BUSINESS COULD SUFFER IF WE ARE UNABLE TO COMPETE EFFECTIVELY.

Our businesses operate in highly competitive markets. We compete against global, regional and private label manufacturers on the basis of price, quality, product variety and effective distribution. Increased competition and actions by our competitors could lead to downward pressure on prices and/or a decline in our market share, either of which could adversely affect our results.

DISRUPTION OF OUR SUPPLY CHAIN COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our ability and that of our suppliers, including bottlers, contract manufacturers, and retailers, to make, move and sell products is critical to our success. Damage or disruption to our or their manufacturing or distribution capabilities due to weather, natural disaster, fire or explosion, terrorism, pandemics such as avian flu, strikes or other reasons, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.

TRADE CONSOLIDATION OR THE LOSS OF ANY KEY CUSTOMER COULD ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

We must maintain mutually beneficial relationships with our key customers, including our retailers and bottling partners, to effectively compete. There is a greater concentration of our customer base generally due to the continued consolidation of retail trade. As retail ownership becomes more concentrated, retailers demand lower pricing and increased promotional programs. Further, as larger retailers increase utilization of their own distribution networks and private label brands, the competitive advantages we derive from our distribution systems and brand equity may be eroded. Failure to appropriately respond to these trends or to offer effective sales incentives and marketing programs to our customers could reduce our ability to secure adequate shelf space at our retailers and adversely affect our financial performance.

CHANGES IN THE LEGAL AND REGULATORY ENVIRONMENT COULD LIMIT OUR BUSINESS ACTIVITIES, INCREASE OUR OPERATING COSTS, REDUCE DEMAND FOR OUR PRODUCTS OR RESULT IN LITIGATION.

The conduct of our businesses, and the production, distribution, sale, advertising, labeling, safety, transportation and use of many of our products, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to foreign laws and regulations administered by government entities and agencies in markets in which we operate.

These laws and regulations may change, sometimes dramatically, as a result of political, economic or social events. Such regulatory environment changes include changes in food and drug laws, laws related to advertising and deceptive marketing practices, accounting standards, taxation requirements, competition laws and environmental laws, including laws relating to the regulation of water rights and treatment. Changes in laws, regulations or governmental policy and the related interpretations may alter the environment in which we do business and, therefore, may impact our results or increase our costs or liabilities. In particular, governmental bodies in jurisdictions where we operate may impose new labeling, product or production requirements, or other restrictions.

DEPENDENCE ON MANAGEMENT.

The Company will be substantially dependent upon the efforts and abilities of Jerry Pearring, Brett Spitalny, and other members of the Company's senior management team. The loss or unavailability to the Company of any of these individuals could have a material adverse effect upon the Company's business, financial condition and operating results.

IF WE ARE UNABLE TO HIRE OR RETAIN KEY EMPLOYEES, IT COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

Our continued growth requires us to develop our leadership bench and to implement programs designed to retain talent. However, there is no assurance that we will continue to be able to hire or retain key employees. We compete to hire new employees, and then must train them and develop their skills and competencies. Our operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs. Any unplanned turnover could deplete our institutional knowledge base and erode our competitive advantage.

ITEM 2:  PROPERTIES

We maintain our corporate offices at 2 S. University Drive, Suite 220, Plantation, Florida 33324. We occupy the property pursuant to a lease agreement, which calls for monthly payments of $4,455 through May 31, 2008; $5,198 through May 31, 2009; and $5,940 through May 31, 2011. AM has a warehouse lease, which requires monthly rental of $4,938 through October 2008 and $5,089 through December 2008 and an office lease which requires monthly rental of $2,100 through May 31, 2008 and $2,205 through May 31, 2009. Beverage Network of Maryland has an office and warehouse lease which is currently on a month-to-month basis at a rental of approximately $27,000.

ITEM 3:  LEGAL PROCEEDINGS

We are in the process of finalizing a settlement with the SEC regarding our past difficulty in complying with the 1940 Act. At this time, it does not appear that we will incur any fines or penalties under this settlement. Otherwise, we are not currently subject to any legal proceedings, nor, to our knowledge, is any legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts. While the outcome of these legal proceedings, if any, cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 13, 2007, stockholders representing more than a majority of the voting power of the Company, acting by written consent, approved and authorized our Board of Directors to withdraw the Company's election to be treated as a BDC under the 1940 Act by filing a Form N-54C with the SEC. The Company filed its preliminary information statement on Schedule 14C on July 13, 2007 and the definitive information statement on Schedule 14C on October 2, 2007 with the SEC. The information statement was provided on behalf of our Board of Directors to record holders of shares of our common stock as of the close of business on the record date of July 13, 2007 to provide them notice that our Board of Directors had recommended the de-election of BDC status and that stockholders representing more than a majority of our voting power had approved the de-election by written consent.

                                     PART II


ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the over-the-counter bulletin board stock market (the "OTC Bulletin Board") under the symbol "GBVS.OB".

For the periods indicated, the following table sets forth the high and low bid prices per share of our common stock. These price quotations listed below represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions. The high and low prices during each quarter for the years ended December 31, 2007 and 2006 are as follows:

QUARTER ENDED                                          HIGH            LOW

         March 31, 2007                               $ 0.45         $ 0.215
         June 30, 2007                                  0.27           0.059
         September 30, 2007                             0.069          0.033
         December 31, 2007                              0.04           0.007

         March 31, 2006                                 2.04           0.92
         June 30, 2006                                  1.59           0.83
         September 30, 2006                             1.13           0.46
         December 31, 2006                              0.61           0.28

HOLDERS

As of April 8, 2008, there were 98,760,094 shares of common stock issued and outstanding, held by approximately 368 shareholders of record, including 65,400,363 shares in the public float.

DIVIDENDS ON COMMON STOCK

We have not declared a cash dividend on our common stock in the last two fiscal years and we do not anticipate the payment of dividends in the near future. While generally we may not pay dividends on our common stock without first paying dividends on our preferred stock, there are no shares of our preferred stock currently outstanding. There are no other legal restrictions that currently limit our ability to pay dividends on our common stock other than those generally imposed by applicable state law.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We granted options to the three owners of an advertising vendor used by Rudy to acquire 150,000 shares, each, of our common stock at an exercise price of $1.05 per share, the average price on the date of the grant, June 14, 2006. The stock option agreements expire on June 14, 2011, are fully vested and allow for payment of the exercise price in either cash or as an offset to their monthly billing of a minimum of 20%. During the years ended December 31, 2007 and 2006, these individuals exercised options and acquired 7,101 shares and 25,962 shares, respectively, of our common stock, through offset to their monthly billing, leaving a balance of options to acquire 416,937 shares. The following table provides information as of December 31, 2007 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:*

                                                                                             NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                NUMBER OF SECURITIES TO BE    WEIGHTED-AVERAGE EXERCISE     FUTURE ISSUANCES UNDER
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING       EQUITY COMPENSATION PLANS
                                   OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND        (EXCLUDING SECURITIES
                                    WARRANTS AND RIGHTS                RIGHTS              REFLECTED IN COLUMN (a))

PLAN CATEGORY                               (a)                          (b)                          (c)
-----------------------------   --------------------------    -------------------------    -------------------------
Equity compensation plans                   -0-                          -0-                          -0-
approved by security holders
Equity compensation plans not             416,937                       $1.05                         -0-
approved by security holders

         * The above table reflects only the equity compensation plans, including individual compensation arrangements, as of December 31, 2007. The Global Beverage Solutions, Inc. 2008 Stock Plan discussed below is not reflected in the table.


On January 2, 2008, we adopted the Global Beverage Solutions, Inc. 2008 Stock Plan (the "Plan"). The Plan provides for equity compensation in the form of awards of vested stock, restricted stock and stock options to our key employees, officers and directors and to contractors and other persons or entities that provide services to us. Our board of directors (or a committee designated by the board of directors) administers the Plan and determines the awards to be issued under the Plan. We have reserved 40,000,000 shares of our common stock to be available for award under the Plan. There are no options outstanding under the Plan at December 31, 2007.

On January 2, 2008, the Board of Directors approved the award under the Plan of
(i) 4,000,000 shares of the Company's common stock, (ii) immediately vesting stock options to purchase 10,710,000 shares of the Company's common stock and
(iii) performance vesting stock options to purchase 17,700,000 shares of the Company's common stock. Such Plan awards were made to the Company's employees, officers and directors.

There are two types of performance vesting stock options that were awarded under the Plan. The first type becomes conditionally vested based upon the amount of gross proceeds raised by the Company through certain financings during 2008. The second type of performance vesting stock option becomes conditionally vested upon the closing of a specified acquisition. Under both types of performance vesting stock options, the conditionally vested options become fully vested and exercisable in three equal annual installments, with the first installment occurring on the date that the options become conditionally vested. The exercise price of all stock options awarded under the Plan on January 2, 2008 was $0.012 per share.

RECENT SALES OF UNREGISTERED SECURITIES

Sales during the first three quarters of the fiscal year were reported in Item 2 of Part II of the Form 10-Q filed for each such quarter. During the fourth quarter of 2007, 100,000 restricted shares of our common stock were issued on October 18, 2007 to a note-holder of Aqua Maestro to extend the maturity date of the note-holders' note for $75,000 from October 1, 2007 to March 31, 2008. These shares issued were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

REPURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no repurchase transactions to report for our fiscal year ended December 31, 2007.

On January 23, 2008, we entered into a Stock Repurchase Agreement with XStream by which we repurchased the 60,500,000 shares of our common stock originally issued to XStream as consideration for our purchase of BNM. As consideration for the repurchase, we issued a convertible note in the principal amount of $700,000 to XStream. The convertible note bears interest at the prime rate plus 2% and matures on October 31, 2008.

ITEM 6:  SELECTED FINANCIAL DATA

         N/A

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS. Certain statements contained in this report that are not historical fact are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "believes," "estimates," "projects" or similar expressions are intended to identify these forward-looking statements. These statements are subject to risks and uncertainties beyond our reasonable control that could cause our actual business and results of operations to differ materially from those reflected in our forward-looking statements. The safe harbor provisions provided in the Securities Litigation Reform Act do not apply to forward-looking statements we make in this report. Forward-looking statements are not guarantees of future performance. Our forward-looking statements are based on trends which we anticipate in our industry and our good faith estimate of the effect on these trends of such factors as industry capacity, product demand and product pricing. The inclusion of projections and other forward-looking statements should not be regarded as a representation by us or any other person that we will realize our projections or that any of the forward-looking statements contained in this prospectus will prove to be accurate.

OVERVIEW

On January 2, 2008, we filed Form N-54C with the Securities and Exchange Commission ("SEC") to notify the SEC of the withdrawal of our previous election to be regulated as a BDC under sections 55 through 65 of the Investment Company Act of 1940 (the "1940 Act"). A majority of the voting power of our common stock voted to approve the recommendation of the Board of Directors to withdraw our election to be regulated as a BDC.

We intend to pursue a business model whereby we acquire majority ownership stakes in beverage-related companies. In this regard, we plan to remain active in the imported bottled water category and alternative or "New Age" beverage category (such as mildly flavored water, fruit drinks, sports and energy drinks, soy-based beverages and other non-conventional beverages) through our two wholly owned subsidiaries, Aqua Maestro, Inc. and Beverage Network of Maryland, Inc.

Under our new business model, we will at all times conduct our activities in such a way that we will not be deemed an "investment company" subject to regulation under the 1940 Act. Thus, we will not hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, we will conduct our business in such a manner as to ensure that we will at no time own or propose to acquire investment securities having a value exceeding 40% of our total assets at any one time.

While operating as a BDC, Global provided equity and debt investment capital to fund growth, acquisitions and recapitalizations of small market companies primarily located in the United States.

LIQUIDITY AND CAPITAL RESOURCES - GOING CONCERN

At December 31, 2007, we had current assets of $2,882 and current liabilities of $6,076,990 resulting in a working capital deficit of $6,074,108. At December 31, 2007, we had an accumulated deficit of $33,766,869 of which $16,770,467 was unrealized.

In connection with our filing of N-54C on January 2, 2008, to notify the SEC of the withdrawal of our election to be regulated as a BDC, we will in the future prepare consolidated financial statements with our subsidiaries.

Our subsidiaries are projected to be profitable in 2008; however, they will require $400,000 in additional funding for inventory and working capital to achieve profitability. In addition, we will require $4,051,885 to meet our debt service requirements and $750,000 to meet our corporate overhead.

We intend to engage in private placement offerings from time to time to provide us with working capital to pay down certain of our debt obligations, for other general corporate and operations uses, and to enable us to pursue our strategy to develop and acquire bottled water and New Age beverage brands and distribution platforms. In the event that we cannot obtain additional funds when needed, however, we may be forced to renegotiate some or all of our debt and curtail or cease some or all of our activities.

Whereas the Company believes it will be successful with its plans, due to market factors and economic conditions, no assurance can be given that the required financing will be available on favorable terms or at all. The financial statements do not include any adjustments related to recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

RESULTS OF OPERATIONS

REVENUES -
In 2007, we had no revenues. We accrued revenues from Rudy for interest income on loans in the amounts of $86,721 in 2006 and $1,497 in 2005. This entire amount was written off to bad debt expense when the valuation adjustment to our investment in Rudy was recorded, since it was unlikely to be collected. We accrued interest income of $19,977 and $2,392 and management fee income of $18,000 and $10,000, in 2006 and 2005, respectively, from EON. These amounts were written off as a bad debt in the amount of $50,369 at September 30, 2006, when it was determined that EON would require more funding than we wished to risk.

EXPENSES - Total expenses as detailed in the Statements of Operations for the three years ended December 31, 2007, 2006 and 2005 increased 16% in 2007 from 2006 and increased 26% in 2006 from 2005.

Expenses in 2007 increased to $1,553,934 from $1,324,876 in 2006. Compensation and benefits increased $247,283 (154%) primarily as a result of a staff increase and oversight of the two wholly owned subsidiaries acquired in the first quarter of 2007. Non-cash option compensation increased $40,450 as a result of 12 months amortization in 2007 as compared to 6 months in 2006. Accounting services increased $33,365 and legal services increased $90,154 in 2007. Accounting services increased primarily due to the investment increases in 2007 while legal services increased due to both the investment increases and for services related to withdrawal as a BDC. Other general and administrative expenses increased $122,472. This includes increases in rent of $34,497, increases in travel expenses of $22,241 and increases in consulting fees of $42,293 plus increases of $38,029 in other office related expenses. These increases were offset by decreases in bad debt expense of $138,587; legal settlement decreases of $78,000; decreases in public relations, transfer agent and other professional fees of $37,748; and decreases in interest expense of $51,831. The cost increases are primarily related to increased compensation and benefits and costs associated with attempting to raise additional capital.

Expenses in 2006 include $538,000 of interest expense which is the calculated value of the beneficial conversion feature of the secured convertible promissory notes payable issued during 2006. Other 2006 expenses which were reduced from the prior year include the following: (i) compensation and benefits decreased $104,000; (ii) investment advisory services decreased $134,000; and (iii) other selling, general and administrative expenses decreased $63,000. These decreases were partially offset by increases in bad debts of $138,000; legal services of $100,000; and public relations, transfer agent and other professional services of $40,000.

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

NET REALIZED AND UNREALIZED LOSSES - As an investment company under the Investment Company Act of 1940, all of our investments were required to be carried at market value or fair value as determined by management for investments which do not have readily determinable market values. Prior to our conversion to BDC status, only marketable debt and equity securities and certain derivative securities were required to be carried at market value.

Beginning June 19, 2003 and until January 2, 2008, portfolio assets for which market prices are available are valued at those prices. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date. However, our current investments were acquired in privately negotiated transactions and may have no readily specific facts and circumstances of each portfolio investment. We must determine the fair value of each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, its investment has also appreciated in value, where appropriate.

As an investment company prior to January 2, 2008, we invested primarily in illiquid securities including equity securities of private companies. The structure of each equity security was specifically negotiated to enable us to protect our investment and maximize our returns. We generally included many terms governing ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. Our investments were generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that we made and the nature of our business, our valuation process required an analysis of various factors. Our fair value methodology included the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

The net realized and unrealized losses may be summarized as follows:

                                           2007           2006           2005
                                        ----------     ----------     ----------
Realized losses:
  Unboxed and Total Sports              $       --     $       --     $   69,826
  Rudy                                   4,785,000             --             --
  Island Tribe                                  --             --        396,777
                                        ----------     ----------     ----------
                                        $4,785,000     $       --     $  466,603
                                        ==========     ==========     ==========

Unrealized losses:
  EON                          $         --       $  1,011,500      $         --
  BNM                            11,831,318
  AM                              1,321,606
  SOS                               588,000
  Rudy                           (3,276,717)         5,094,760                --
  TDS                                    --                 --           200,000
                               ------------       ------------      ------------
                               $ 10,464,207       $  6,106,260      $    200,000
                               ============       ============      ============


NET ASSET (LIABILITY) VALUE

As a Business Development Company prior to January 2, 2008, certain of our activities and disclosures were made in reference to Net Asset (Liability) Value which is the value of our portfolio assets less debt and preferred stock. This may be viewed, simply and generalized, as the value of our assets to our common stockholders. As of the date of the financial information in this report, the value of our portfolio of assets including investments in equity securities, accounts receivable from portfolio companies and cash was $2,904,201 and from this, are subtracted liabilities and debts of $6,076,990. There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included if there were. The Net Asset (Liability) Value is therefore ($3,172,789). The Net Asset (Liability) Value per Share is ($0.0215).

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 159, but does not expect that it will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective on January 1, 2009 for the Company. We are currently evaluating the impact of adopting SFAS 160.

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

Pursuant to the requirements of the 1940 Act, when we were a BDC, our Board of Directors was responsible for determining in good faith the fair value of our investments for which market quotations are not readily available. At the current time, none of our investments has a market quotation.

We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation process is intended to provide a consistent basis for determining the fair value of the portfolio. We record unrealized depreciation on investments when we believe that an investment has become impaired, including where realization of an equity security is doubtful. We record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value.

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

OFF BALANCE SHEET ARRANGEMENTS

We have operating leases for our corporate office and for the office and warehouse spaces used by BNM and AM, as detailed in the tabular disclosure of contractual obligations detailed below.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

                                            Payments due by period (000's)
                                            ------------------------------
                                      Total   Year 1  Year 2-3  Year 4-5  Over 5
                                      ------  ------  --------  --------  ------
Operating leases:
 Global office lease                  $  227  $   59  $    139  $     29  $   --
 Aqua Maestro office lease                41      26        15        --      --
 Aqua Maestro warehouse                   60      60        --        --      --
 Beverage Network of Maryland
   Office and warehouse leases (1)        --      --        --        --      --
                                      ------  ------  --------  --------  ------
   Total                              $  328  $  145  $    154  $     29  $   --
                                      ======  ======  ========  ========  ======
Long-term debt:
 Convertible promissory notes         $1,326  $1,326  $     --  $     --  $   --
 XStream note                          1,072   1,072        --        --      --
 Master Distributor note               1,740   1,740        --        --      --
 Aqua Maestro note                        16      16        --        --      --
 Convertible note                        239     239        --        --      --
                                      ------  ------  --------  --------  ------
   Total                              $4,393  $4,393  $     --  $     --  $   --
                                      ======  ======  ========  ========  ======

     (1) Currently month-to-month with monthly rent expense of approximately $27,000.


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         N/A

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         GLOBAL BEVERAGE SOLUTIONS, INC.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                      32
Statements of Net Assets at December 31, 2007 and 2006                       33
Statements of Operations for the years ended December 31, 2007,
   2006 and 2005                                                             34
Statements of Cash Flows for the years ended December 31, 2007,
   2006 and 2005                                                             35
Statements of Changes in Net Assets for the years ended December
   31, 2007, 2006 and 2005                                                   37
Schedules of Investments at December 31, 2007 and 2006                       38
Notes to Financial Statements                                                40
Schedules of Financial Ratios for the years ended December 31, 2007,
   2006 and 2005                                                             68

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Global Beverage Solutions, Inc.

We have audited the accompanying statements of net assets (liabilities), including the schedule of investments, of Global Beverage Solutions, Inc. (the "Company") as of December 31, 2007 and 2006, and the related statements of operations, changes in net assets (liabilities) and cash flows for the years ended December 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Beverage Solutions, Inc. as of December 31, 2007 and 2006, and the results of its operations and cash flows for the years ended December 31, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has generated limited revenues and has incurred losses totaling $33,766,869 for the period from August 26, 2002 (inception) through December 31, 2007. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 9. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Turner, Stone & Company, LLP

April 10, 2008
Dallas, Texas


                               GLOBAL BEVERAGE SOLUTIONS, INC.
                           STATEMENTS OF NET ASSETS (LIABILITIES)
                                 DECEMBER 31, 2007 AND 2006

                                                                          2007             2006
                                                                      ------------    ------------

ASSETS
Investments in portfolio companies:
  Unaffiliated issuers (Cost $788,000 at December
     31, 2007 and $200,000 at December 31, 2006)                      $         --    $         --
  Controlled affiliates (Cost $16,051,695 at December
     31, 2007 and $6,669,760 at December 31, 2006)                       2,898,771       1,575,000
  Non-controlled affiliates (Cost $2,829,543 at December
    31, 2007 and $1,011,500 at December 31, 2006                                --              --
                                                                      ------------    ------------
          Total investments in portfolio companies                       2,898,771       1,575,000
Cash and cash equivalents                                                      888             472
Deposits and prepaid expenses                                                1,994             474
Property and equipment, net                                                  2,548              --
                                                                      ------------    ------------
  TOTAL ASSETS                                                           2,904,201       1,575,946
                                                                      ------------    ------------

LIABILITIES
  Accounts payable                                                          85,283         103,486
  Accrued expenses                                                       1,528,764          48,064
  Non-interest bearing advances from an officer                             50,079              --
  Notes payable                                                          4,412,864       1,335,000
                                                                      ------------    ------------
  TOTAL LIABILITIES                                                      6,076,990       1,486,550
                                                                      ------------    ------------
NET ASSETS (LIABILITIES)                                              $ (3,172,789)   $     89,396
                                                                      ============    ============

Commitments and contingencies (Note 8)

COMPOSITION OF NET ASSETS (LIABILITIES):
  Convertible preferred stock, $.001 par value;
     50,000,000 shares authorized; no shares issued and outstanding   $         --    $         --
  Common stock, $.001 par value, authorized 950,000,000 shares;
    147,567,501 and 43,665,067 shares issued and outstanding at
     December 31, 2007 and 2006, respectively                              147,567          43,665
  Additional paid in capital                                            30,486,962      17,130,808
  Deferred option compensation                                             (40,449)       (121,349)
  Accumulated deficit:
    Accumulated net operating loss                                     (10,332,987)     (8,779,053)
    Net realized loss on investments                                    (6,663,415)     (1,878,415)
    Net unrealized depreciation of investments                         (16,770,467)     (6,306,260)
                                                                      ------------    ------------
NET ASSETS (LIABILITIES)                                              $ (3,172,789)   $     89,396
                                                                      ============    ============
NET ASSET (LIABILITY) VALUE PER SHARE                                 $    (0.0215)   $     0.0020
                                                                      ============    ============

See accompanying notes to financial statements.



                                 GLOBAL BEVERAGE SOLUTIONS, INC.
                                    STATEMENTS OF OPERATIONS
                       THREE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

                                                          2007             2006             2005
                                                     -------------    -------------    -------------
INCOME FROM OPERATIONS:
  Interest income
     Controlled affiliated portfolio company         $          --    $      86,721    $       1,497
     Non-controlled affiliated portfolio company                --           19,977            2,392
  Management income - non-controlled affiliated
     portfolio company                                          --           18,000           10,000
                                                     -------------    -------------    -------------
                                                                --          124,698           13,889
EXPENSES:
  Compensation and benefits                                407,720          160,437          264,533
  Non-cash option compensation                              80,900           40,450               --
  Bad debt expense                                              --          138,587               --
  Legal settlements                                             --           78,000           60,000
  Accounting services                                       88,184           54,819           43,727
  Legal services                                           259,244          169,090           69,652
  Investment advisory services                                  --               --          134,964
  Board of director fees                                     3,000            1,500           13,800
  Public relations, transfer agent and other
     professional services                                  36,755           74,503           34,651
  Other general and administrative expenses                143,898           21,426           84,831
  Interest expense                                         534,233          586,064          334,000
  Loss on sale of furniture and fixtures                        --               --           12,874
                                                     -------------    -------------    -------------
                                                         1,553,934        1,324,876        1,053,032
                                                     -------------    -------------    -------------
LOSS BEFORE INCOME TAXES                                (1,553,934)      (1,200,178)      (1,039,143)
INCOME TAXES                                                    --               --               --
                                                     -------------    -------------    -------------
NET LOSS FROM OPERATIONS                                (1,553,934)      (1,200,178)      (1,039,143)
                                                     -------------    -------------    -------------

NET REALIZED AND UNREALIZED LOSSES:
  Net realized loss on investments in portfolio
     companies net of income tax benefit of $0          (4,785,000)              --         (466,603)
  Change in unrealized depreciation of investments
     in portfolio companies, net of deferred tax
     benefit of $0.                                    (10,464,207)      (6,106,260)        (200,000)
                                                     -------------    -------------    -------------
NET DECREASE IN NET ASSETS FROM OPERATIONS           $ (16,803,141)   $  (7,306,438)   $  (1,705,746)
                                                     =============    =============    =============

NET DECREASE IN NET ASSETS FROM OPERATIONS PER
  COMMON SHARE, BASIC AND DILUTED                    $     (0.1276)   $     (0.1697)   $     (0.0926)
                                                     =============    =============    =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             131,718,621       43,052,471       18,418,649
                                                     =============    =============    =============

See accompanying notes to financial statements.



                                         GLOBAL BEVERAGE SOLUTIONS, INC.
                                            STATEMENTS OF CASH FLOWS
                               THREE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

                                                                             2007            2006            2005
                                                                         ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net decrease in net assets from operations                              $(16,803,141)   $ (7,306,438)   $ (1,705,746)
 Adjustments to reconcile net decrease in net assets from
    operations to net cash used in operating activities:
      Change in unrealized depreciation of investments
         in portfolio companies                                            10,464,207       6,106,260         200,000
      Realized loss on investments in portfolio investment companies        4,785,000              --         466,603
      Non-cash option compensation                                             80,900          40,450              --
      Bad debts                                                                    --         138,587              --
      Depreciation                                                                625              --          12,546
      Amortization of deferred financing costs                                     --              --          28,125
      Common shares issued for compensation                                     1,500              --              --
      Amortization of debt discount                                           173,038
      Amortization of beneficial conversion feature:
          Secured convertible promissory notes payable                             --         538,000              --
          Convertible debentures                                                   --              --         234,926
      Loss on sale of furniture and fixtures                                       --              --          12,874
      Proceeds from sale of furniture and fixtures                                 --              --             300
      Accrued investment income                                                    --        (124,698)        (13,889)
      Changes in operating assets and liabilities:
        Deposits and prepaid expenses                                          (1,520)         12,597          27,535
        Accounts payable and accrued expenses                                 498,676         156,604          41,235
        Loan from officer                                                      36,900              --              --
                                                                         ------------    ------------    ------------
          Net cash used in operating activities                              (763,815)       (438,638)       (695,491)
                                                                         ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                                        (3,173)             --              --
  Proceeds from sale of investments                                           112,000              --              --
  Investments in and advances to portfolio investment companies              (785,596)     (1,966,260)     (1,144,124)
                                                                         ------------    ------------    ------------
          Net cash used in investing activities                              (676,769)     (1,966,260)     (1,144,124)
                                                                         ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common and preferred stock                      2,484,348         825,000       1,991,519
  Proceeds from:
     Secured convertible promissory notes payable                             223,450       1,335,000              --
     Convertible debentures                                                        --              --          50,000
  Loan payable to stockholder                                                  20,000              --              --
  Repayment of notes payable                                               (1,286,798)             --              --
                                                                         ------------    ------------    ------------
          Net cash provided by financing activities                         1,441,000       2,160,000       2,041,519
                                                                         ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents                              416        (244,898)        201,904
Cash and cash equivalents, beginning of year                                      472         245,370          43,466
                                                                         ------------    ------------    ------------
Cash and cash equivalents, end of year                                   $        888    $        472    $    245,370
                                                                         ============    ============    ============
                                                                                                            Continued

See accompanying notes to financial statements.



                                         GLOBAL BEVERAGE SOLUTIONS, INC.
                                            STATEMENTS OF CASH FLOWS
                               THREE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

                                                                             2007            2006            2005
                                                                         ------------    ------------    ------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
CASH PAID FOR INTEREST AND INCOME TAXES:
  Interest (1)                                                           $     98,933    $    538,000    $    306,500
  Income taxes                                                                     --              --              --

(1) The 2006 amount is the beneficial conversion feature of convertible notes payable. The 2005 interest was prepaid in 2004 as part of a convertible debenture financing.

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for:
  Amounts due Rudy Ruettiger by Rudy Beverage, Inc.                      $    625,000    $         --    $         --
  Legal settlements                                                                --         138,000              --
  Acquisition of 80% of Rudy Beverage, Inc.                                        --              --       4,860,000
  Acquisition of Beverage Networks of Maryland, Inc. ("BNM")                8,864,500              --              --
  Acquisition of Aqua Maestro, Inc.                                         1,431,250              --              --
  Liability of Rudy Beverage, Inc.                                              7,458          27,260              --
  Liability of Aqua Maestro, Inc.                                              14,000              --              --
Guarantee to note holder of stock issued in acquisition of BNM              1,000,000              --              --
Accrual of estimated liability in excess of value of common stock
  issued to note holder in acquisition of BNM                                 968,000              --              --
Notes payable issued as partial consideration for:
  Acquisition of Beverage Networks of Maryland, Inc.                        3,766,818              --              --
  Acquisition of Aqua Maestro, Inc.                                           190,356              --              --
Deferred financing costs and prepaid interest for issuance of
  convertible debentures                                                           --              --         306,500
Stock subscription written off                                                     --              --          (9,600)

See accompanying notes to financial statements.



                                         GLOBAL BEVERAGE SOLUTIONS, INC.
                                STATEMENTS OF CHANGES IN NET ASSETS (LIABILITIES)
                               THREE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005


                                                                          2007            2006            2005
                                                                      ------------    ------------    ------------
CHANGES IN NET ASSETS FROM OPERATIONS:
  Net loss from operations                                            $ (1,553,934)   $ (1,200,178)   $ (1,039,143)
  Net realized loss on sale of investments                              (4,785,000)             --        (466,603)
  Change in net unrealized depreciation of investments                 (10,464,207)     (6,106,260)       (200,000)
                                                                      ------------    ------------    ------------
    Net decrease in net assets from operations                         (16,803,141)     (7,306,438)     (1,705,746)
                                                                      ------------    ------------    ------------

CAPITAL STOCK TRANSACTIONS:
  Common stock issued for cash                                           2,484,348         825,000       1,991,519
  Common stock issued for conversion of convertible debentures                  --              --         293,750
  Common stock issued in acquisition of investments:
     Beverage Network of Maryland, Inc. ("BNM")                          8,864,500              --              --
     Aqua Maestro, Inc.                                                  1,431,250              --              --
     Rudy Beverage, Inc.                                                        --              --       4,860,000
  Guarantee to note holder of stock issued in acquisition of BNM         1,000,000              --              --
  Accrual of estimated liability in excess of value of common stock
     issued to note holder in acquisition of BNM                          (968,000)             --              --
  Common shares cancelled in connection with recission of
    acquisition                                                                 --              --          (8,400)
  Debt discount related to beneficial conversion feature                        --         538,000              --
  Common stock issued for legal settlements                                     --         138,000              --
  Common stock issued for liability of portfolio company                    21,458          27,260              --
  Common stock issued for amounts due Rudy Ruettiger by
     Rudy Beverage, Inc.                                                   625,000              --              --
  Common stock issued for services                                           1,500              --              --
  Amortization of deferred option compensation                              80,900          40,450              --
                                                                      ------------    ------------    ------------
    Net increase in net assets from stock transactions                  13,540,956       1,568,710       7,136,869
                                                                      ------------    ------------    ------------
Net increase (decrease) in net assets                                   (3,262,185)     (5,737,728)      5,431,123
Net assets, beginning of year                                               89,396       5,827,124         396,001
                                                                      ------------    ------------    ------------
Net assets (liabilities), end of year                                 $ (3,172,789)   $     89,396    $  5,827,124
                                                                      ============    ============    ============

See accompanying notes to financial statements.



                                                 GLOBAL BEVERAGE SOLUTIONS, INC.
                                                     SCHEDULE OF INVESTMENTS
                                                       DECEMBER 31, 2007

  SHARES/     DATE OF                                                            HISTORICAL          FAIR         % NET
  PERCENT   ACQUISITION                                                             COST             VALUE        ASSETS

INVESTMENT IN UNAFFILIATED ISSUERS
----------------------------------
    8%        Jun-05    Titanium Design Studio, Inc.; privately held;
                        a titanium jewelry manufacturer                         $   200,000      $         -        0.0%
    N/A       Oct-07    Note receivable from SOS Resource Services; past
                        due                                                         588,000                -        0.0%
                                                                                ------------     ------------    --------
                                                                                    788,000                -        0.0%
                                                                                ------------     ------------    --------

INVESTMENTS IN AND ADVANCES TO NON-CONTROLLED AFFILIATED PORTFOLIO COMPANIES
----------------------------------------------------------------------------
    44%       Jul-05    EON Beverage Group, Inc.; privately held;
                        manufactures structured water pursuant to
                        proprietary process                                       1,011,500                -        0.0%
    N/A       Jan-07    Receivables from Rudy Beverage, Inc., which
                        may be converted under certain circumstances into
                        shares of common stock of Rudy Beverage, Inc.; Rudy
                        sells and manufactures beverages higher in nutritional
                        value and lower in sugar than most existing brands        1,818,043                -        0.0%
                                                                                ------------     ------------    --------
                                                                                  2,829,543                -        0.0%
                                                                                ------------     ------------    --------

INVESTMENTS IN AND ADVANCES TO CONTROLLED AFFILIATED PORTFOLIO COMPANIES
------------------------------------------------------------------------
       100%   Feb-07    Beverage Network of Maryland, Inc.; wholly owned;
                        distributor of beverages in Mid-Atlantic States
                        (Includes cash advances of $386,704)                     14,018,022        2,186,704      -68.9%
       100%   Mar-07    Aqua Maestro, Inc., wholly-owned; engaged in
                        wholesale and retail distribution of domestic and
                        imported bottled water (Includes cash advances of
                        $112,067)                                                 2,033,673          712,067      -22.4%
                                                                                ------------     ------------    --------
                                                                                 16,051,695        2,898,771      -91.4%
                                                                                ------------     ------------    --------

                                                                                ------------
                        Total investments at December 31, 2007                  $19,669,238        2,898,771      -91.4%
                                                                                ============
                        Cash and other assets, less liabilities                                   (6,071,560)     191.4%
                                                                                                 ------------    --------
                             Net liabilities at December 31, 2007                                $(3,172,789)     100.0%
                                                                                                 ------------    --------

See accompanying notes to financial statements.



                                         GLOBAL BEVERAGE SOLUTIONS, INC.
                                             SCHEDULE OF INVESTMENTS
                                               DECEMBER 31, 2006

   SHARES/       DATE OF                                                          HISTORICAL         FAIR
   PERCENT     ACQUISITION                                                           COST            VALUE

COMMON STOCK IN UNAFFILIATED ISSUERS
------------------------------------
      8%         Jun-05    Titanium Design Studio, Inc.; privately held;
                           a titanium jewelry manufacturer                       $   200,000      $         -

COMMON STOCK IN CONTROLLED AFFILIATED PORTFOLIO COMPANIES
---------------------------------------------------------
     80%         Nov-05    Rudy Beverage, Inc.; privately held; manufactures
                           and sells beverages higher in nutritional value
                           and lower in sugar than existing brands
                           (1,762% of net assets)                                  6,669,760        1,575,000

COMMON STOCK IN NON-CONTROLLED AFFILIATED PORTFOLIO COMPANIES
-------------------------------------------------------------
     44%         Jul-05    EON Beverage Group, Inc.; privately held;
                           manufactures structured water pursuant to
                           proprietary process                                     1,011,500                -
                                                                                 ------------     ------------
                           Total investments at December 31, 2006                $ 7,881,260        1,575,000
                                                                                 ============
                           Cash and other assets, less liabilities                                 (1,485,604)
                                                                                                  ------------
                                Net assets at December 31, 2006                                   $    89,396
                                                                                                  ============

See accompanying notes to financial statements.


                                                       39

                         GLOBAL BEVERAGE SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

The Company was incorporated in 1992 under the name of MedEx, Inc. Pursuant to the merger of STG Corp., a Delaware corporation, with and into the Company, we amended our Articles of Incorporation to change our name to MedEx Corp. On October 21, 2002, Aussie Apparel Group, Ltd., a Nevada corporation, was merged with and into us, and pursuant to the merger, we changed our name to Aussie Apparel Group Ltd. Because the shareholders of Aussie Apparel became the controlling shareholders of the Company after the exchange, Aussie Apparel was treated as the acquirer for accounting purposes. Accordingly, the financial statements, as presented herein, are the historical financial statements of Aussie Apparel and include the transactions of MedEx Corp. only from the date of acquisition, using reverse merger accounting.

We changed our name to Bluetorch Inc. ("Bluetorch") on October 24, 2003. Effective April 20, 2005 the Company changed its name to Pacific Crest Investments, and as a result of a conflict in name with an existing company, we again changed our name to Pacific Peak Investments, effective May 5, 2005. On October 10, 2005, the Company changed its name to Global Beverage Solutions, Inc. and began trading on the OTC Bulletin Board under the symbol GBVS.OB.

On June 19, 2003, the Company became a business development company ("BDC") pursuant to applicable provisions of the Investment Company Act of 1940 (the "1940 Act").

On January 2, 2008, the Company filed Form N-54C with the Securities and Exchange Commission ("SEC") to notify the SEC of the withdrawal of our previous election to be regulated as a BDC and subject to sections 55 through 65 of the 1940 Act. A majority of the voting power of our common stock voted to approve the recommendation of the Board of Directors to withdraw our election to be regulated as a BDC.

Pursuant to Regulation S-X Rule 6, the Company will operate on a non-consolidated basis until January 2, 2008. Operations of the portfolio companies will be reported at the subsidiary level and only the appreciation or impairment of these investments in portfolio companies will be included in the Company's financial statements. Subsequent to January 2, 2008, as noted above, the Company will cease operating as a BDC and will prepare consolidated financial statements with its wholly owned subsidiaries.

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

REVENUE RECOGNITION

The Company has accrued interest income from its follow-on investments in portfolio companies and has accrued management fees from one of its portfolio companies in 2006 and 2005. The Company did not recognize any revenues for the year ended December 31, 2007, and after January 2, 2008 will consolidate with its wholly owned subsidiaries since the Company filed a withdrawal of its election to be subject as a BDC to the 1940 Act.

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

VALUATION OF INVESTMENTS (AS AN INVESTMENT COMPANY)

As an investment company under the Investment Company Act of 1940 prior to January 2, 2008, all of the Company's investments were required to be carried at market value or fair value as determined by management for investments which do not have readily determinable market values. Prior to our conversion to BDC status in 2003, only marketable debt and equity securities and certain derivative securities were required to be carried at market value.

Portfolio assets for which market prices are available are valued at those prices. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date. However, the Company's current investments were acquired in privately negotiated transactions and have no readily determinable market values. These securities are carried at fair value as determined by management and outside professionals as necessary under the Company's valuation policy. Currently, the valuation policy provides for management's review of the management team, financial conditions, and products and services of the portfolio company. In situations that warrant such an evaluation, an independent business valuation may be obtained. No independent valuation was obtained in 2007.

Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by management. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. The Company must determine the fair value of each individual investment on a quarterly basis. The Company records unrealized depreciation on investments when it believes that an investment has become impaired, including where realization of an equity security is doubtful. Conversely, the Company records unrealized appreciation if the Company believes that the underlying portfolio company has appreciated in value and, therefore, its investment has also appreciated in value, where appropriate.

As an investment company, the Company invested primarily in illiquid securities including equity securities of private companies. The structure of each equity security was specifically negotiated to enable the Company to protect its investment and maximize its returns. The Company generally included many terms governing ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. The Company's investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that the Company made and the nature of its business, the Company's valuation process requires an analysis of various factors. The Company's fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

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

SEGMENT REPORTING

Pursuant to Article 6 of Regulation S-X, the Company is precluded from consolidating its portfolio company investments, including those in which it has a controlling interest, subject to limited exceptions, for periods during which it was a BDC. The Company elected BDC status in 2003 and remained a BDC until it withdrew its election to be regulated as a BDC on January 2, 2008. The Company has therefore operated on a non-consolidated basis. Operations of the portfolio companies are reported at the subsidiary level and only the appreciation or impairment will be included in the Company's financial statements.

For periods subsequent January 2, 2008, however, the Company will have ceased operating as a BDC and will prepare consolidated financial statements with its wholly owned subsidiaries.

STOCK-BASED COMPENSATION

Until December 31, 2005, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and complied with the disclosure provisions of SFAS No.123, "Accounting for Stock-Based Compensation." Under APB No. 25, employee compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the fair value of the Company's shares over the employee's exercise price. When the exercise price of the employee share options is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with FASB Interpretation No. 44 over the vesting period of the individual options. Accordingly, if the exercise price of the Company's employee options equals or exceeds the market price of the underlying shares on the date of grant, no compensation expense was recognized. Options or shares awards issued to non-employees are valued using the fair value method and expensed over the period services are provided.

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." As originally issued, SFAS 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value model of APB Opinion 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method. This statement is effective as of the first reporting period that begins after December 15, 2005. Accordingly, the Company adopted SFAS 123(R) in the 1st quarter of 2006. The Company's financial statements reflect an expense for all share-based compensation arrangements granted on or after January 1, 2006.

BASIC AND DILUTED NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS PER
SHARE

Basic net increase (decrease) in net assets from operations per share is determined by dividing the net increase (decrease) in net assets from operations by the weighted average shares of common stock outstanding during the period. Diluted increase (decrease) in net assets from operations per share is determined by dividing the net increase (decrease) in net assets from operations by the weighted average shares of common stock outstanding plus the dilutive effects of stock options, warrants and other convertible securities. 265,584,583, 2,766,128, and no common stock equivalents, representing common shares eligible to be converted in relation to convertible secured promissory notes payable calculated using the market price on December 31, 2007, 2006 and 2005, respectively, have been excluded from the calculation of diluted increase (decrease) in net assets from operations per share for the years ended December 31, 2007, 2006 and 2005, respectively, as their effect would be anti-dilutive.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 159, but does not expect that it will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective on January 1, 2009 for the Company. The Company is currently evaluating the impact of adopting SFAS 160.


NOTE 2:  INVESTMENTS

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

As a part of the transaction the Company issued 60,500,000 shares of its common stock and a $2,000,000 note payable to XStream (the "XStream Secured Note"). At closing, the Company paid $229,000 on the XStream Secured Note and pursuant to the merger agreement agreed to pay 40% of any subsequent cash proceeds received from the February 5, 2007 1-E Offering. The remaining note balance was to be paid in monthly installments of $25,000 commencing September 1, 2007. Additionally, if we raise any equity capital while the note is still outstanding, we agreed to apply 35% of the net proceeds to reduce the note.

On January 23, 2008, the Company entered into a Stock Repurchase Agreement with XStream by which we repurchased the 60,500,000 shares of our common stock originally issued to XStream. As consideration for the purchase, we issued a convertible note in the principal amount of $700,000 to XStream (the "XStream Convertible Note"). The XStream Convertible Note bears interest at the prime rate plus 2% and matures on October 31, 2008. The XStream Convertible Note is convertible into shares of our common stock as the conversion price specified in the Stock Repurchase Agreement with XStream if we default in the repayment of amounts due under the XStream Convertible Note or if we fail to pay $500,000 to Laurus Master Fund, Ltd. ("Laurus") on or before May 1, 2008 pursuant to the letter agreement described in the following paragraph.

On January 23, 2008, and in conjunction with the stock repurchase described in the previous paragraph, we entered into a letter agreement with Laurus and XStream (the "Letter Agreement"). In connection with the Letter Agreement, XStream collaterally assigned both the XStream Secured Note and the XStream Convertible Note to Laurus. Under the Letter Agreement, we agreed to pay to Laurus $500,000 in repayment of a portion of the outstanding balance of the XStream Secured Note by May 1, 2008. Upon making the $500,000 payment, Laurus agreed to release certain liens it has on the inventory of BNM and XStream, and Laurus and XStream agreed to terminate a stock pledge agreement with respect to the stock of BNM and a master security agreement securing collateral on our obligations under the Secured Note.

Simultaneously, and in conjunction with, the stock repurchase and the Letter Agreement discussed above, we entered into a second amendment ("Amendment No. 2") of the XStream Secured Note. Amendment No. 2 accelerated the maturity date of the note from March 31, 2011 to October 31, 2008 and removed the requirement for monthly payments of $25,000. The XStream Secured Note had a principal balance of $1,072,453 and accrued interest of $29,079 at December 31, 2007.

BNM had unaudited net revenue of $7,225,279 and a net loss of $12,391,848 including an asset impairment of $11,831,318 in the ten months ended December 31, 2007, the period owned by Global.

The acquisition of BNM was recorded as follows:

         Common stock issued                                         $ 8,864,500
         Notes payable assumed                                         3,766,818
         Guaranty to a note holder for value of stock issued
            in acquisition of BNM                                      1,000,000
                                                                     -----------
              Total                                                  $13,631,318
                                                                     ===========

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

Consideration for the acquisition of AM includes $500,000 in cash, 10,000,000 shares of our common stock and an earn-out. The cash was payable $300,000 at closing and the balance in equal monthly installments of $22,222 beginning April 15, 2007. At December 31, 2007, the note has a principal balance of $15,749 and an accrued interest balance of $1,850. The earn-out is a percentage of defined gross profit equal to 10% of calendar 2008 gross profit, 5% of calendar 2009 gross profit and 3% of calendar 2010 gross profit. Based on 2007 gross profit this would amount to approximately $140,000 in total.

AM had unaudited net revenue of $1,585,381 and a net loss of $1,602,116 including an asset impairment of $1,321,606 during the nine months ended December 31, 2007, the period owned by Global.

The acquisition of AM was recorded as follows:

         Common stock issued                                          $1,431,250
         Notes payable assumed                                           190,356
         Cash paid                                                       300,000
                                                                      ----------
              Total                                                   $1,921,606
                                                                      ==========

SOS RESOURCE SERVICES, INC. ("SOS")
-----------------------------------

On October 9, 2007, the Company sold its secured note due from Rudy Partners, Ltd. to SOS for an aggregate purchase price of $700,000. The purchase price included an initial cash payment of $100,000 and a note for $600,000, which was due in weekly installments of $75,000 commencing October 22, 2007 and with the final balance due December 10, 2007. As of December 31, 2007, we have received $12,000 of the $600,000 note, leaving a balance due of $588,000. Due to uncertainty of collection, we recorded an unrealized loss of $588,000.

RUDY PARTNERS, LTD. ("PARTNERS")
--------------------------------

On January 18, 2007, we executed an agreement with Partners wherein the Company agreed to sell its 80% interest in Rudy for an 8% secured promissory note in the amount of $6,000,000 from Partners plus assumption of the advances and receivables owed to the Company by Rudy. The agreement closed May 11, 2007. The note was collateralized by 11,000,000 shares of the Company's common stock held by the owners of Partners and was payable in six annual installments of $1,000,000 commencing January 31, 2008. The secured note from Partners was sold to SOS.

RUDY BEVERAGE, INC. ("RUDY")
----------------------------

On November 17, 2005, we executed a Stock Purchase Agreement with the shareholders ("Rudy Sellers") of Rudy, a Nevada corporation, whereby we exchanged 6,000,000 shares of the Company's common stock for 80% of the issued and outstanding common stock of Rudy. The Company's investment was valued at $4,860,000 based upon the trading price of the Company's common stock on the date of the transaction. The Rudy Sellers were eligible to receive up to 10,000,000 additional shares of the Company's common stock if Rudy achieved certain sales and net revenue goals by the twelve month periods ended June 30, 2007 and 2008. Rudy was founded by Rudy Ruettiger and Drew Carver to create a unique line of beverages higher in nutritional value but lower in sugar than existing brands. Rudy currently has developed two distinct products: Rudy Flying Colors, catering to elementary school aged children; and Rudy Revolution, a sport drink aimed at athletes of all ages. The goal of the Rudy line of beverages is to create flavorful juice blends lower in sugar than existing brands.

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

In addition, Partners agreed to convert any notes payable by Rudy to the Company, once Partners became publicly-traded or a subsidiary of a publicly-traded company, into no more than 20% of the common stock of the publicly traded entity, based upon the market value of the public entity's common stock. We have recorded unrealized depreciation for the full amount of this receivable in the amount of $1,818,043.

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

EON manufactures structured water through a proprietary process (patent pending) which alters the molecular structure of purified water. While EON expected to sell a substantial volume of its structured water to Rudy for use in certain of its drinks, the Board of Directors determined that EON will not achieve profitability without substantial additional investment, which the Company was unwilling to provide. Accordingly, the Company fully reserved its investment of $400,000 and fully reserved its advances to EON of $611,500 for a total unrealized depreciation expense of $1,011,500 at September 30, 2006. Accounts receivable in the amount of $50,369 for interest charges and management fees were also fully reserved at September 30, 2006.

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

On March 22, 2005, the Company and its wholly-owned subsidiary, Total Sports Distribution, Inc., signed a Mutual Settlement and Release Agreement with Collective Licensing International, LLC, the licensor of the Airwalk apparel brand, and this agreement required the Company's subsidiary, Total Sports Distribution, Inc., to cease the selling and marketing of Airwalk apparel. On July 1, 2005, Global and Total Sports signed a Mutual Settlement and Release Agreement with Krash Distributors Inc., the licensor of TSABrand apparel, and this agreement required Total Sports to cease selling and marketing TSABrand apparel.

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

VALUATION OF INVESTMENTS
------------------------

As required by the SEC's Accounting Series Release ("ASR") 118, the investment committee of the Company was required to assign a fair value to all investments. To comply with Section 2(a)(41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the Company's portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such individuals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

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

The board has arrived at the following valuation method used for its investments when it was a BDC. Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded or is thinly traded and in absence of a recent appraisal, the value of the investment is based on the following criteria:

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

The estimated value of each investment is determined as follows:

         o Where no or limited revenues or earnings are present, then the value shall be the greater of the investment's a) net assets, b) estimated sales price, or c) total amount of actual investment.
         o Where revenues and/or earnings are present, then the value shall be the greater of one-time (1x) revenues or three times (3x) earnings, plus the greater of the net assets of the investment or the total amount of the actual investment.
         o Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investment's ability to continue as a going concern.

Based on the previous methodology, the Company determined that its investments in its portfolio companies should be valued at December 31, 2007 as follows:

         o    BEVERAGE NETWORK OF MARYLAND, INC.
              Beverage distribution companies are typically valued at one to three or four times gross profit, plus net assets. Since BNM operated at a loss in 2007, the Board of Directors elected to use a multiple of one times gross profit minus net liabilities and recorded unrealized depreciation on its investment in BNM of $11,831,318, thereby reducing the fair market value to $1,800,000. Net follow-on investments of $386,704 have been valued at cost for a total valuation of $2,186,704.

         o    AQUA MAESTRO, INC.
              Since AM operated at a loss in 2007, the Board of Directors elected to use a multiple of one times gross profit minus net liabilities and recorded unrealized depreciation on its investment in AM of $1,321,606, thereby reducing the fair value to $600,000. In addition, net follow-on investments of $112,067 have been valued at cost for a total valuation of $712,067.

         o    SOS RESOURCE SERVICES, INC.
              The note receivable from SOS was due in full on December 10, 2007. While the Company will continue collection efforts, the Board of Directors has recorded unrealized depreciation for the remaining past due balance of the note based on their analysis of collectability.

         o    RUDY BEVERAGE, INC.
              At December 31, 2007, the Company had receivables from Rudy in the total amount of $1,818,043 on which it had recorded unrealized depreciation for the full amount of the receivable. Partners agreed to convert any amounts payable by Rudy to us, once Partners became publicly-traded or a subsidiary of a publicly-traded company, into no more than 20% of the common stock of the publicly traded entity, based upon the market value of the public entity's common stock.

         o    EON BEVERAGE GROUP, INC.
              EON has been involved in test marketing its structured water product and has had limited revenues during this testing phase. During the first quarter of 2006, shareholders of the Company contributed their stock in EON to the Company, which increased its ownership to 44%. While EON expected to sell a substantial volume of its structured water to Rudy for use in certain of its drinks, the Company's Board of Directors has determined that EON will not achieve profitability without substantial additional investment, which the Company was unwilling to provide. Accordingly, the Company recorded unrealized depreciation on its investment of $400,000 and its advances of $611,500 for a total unrealized depreciation expense of $1,011,500 at September 30, 2006. Accounts receivable in the amount of $50,369 for interest charges and management fees were also fully reserved at September 30, 2006.

         o    TITANIUM DESIGN STUDIO, INC.
              Early in 2006, TDS relocated its operations to Thailand in order to access cheaper labor. As a result, the Company recorded unrealized depreciation on its investment of $200,000 at December 31, 2005.

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

NOTE 3:  NOTES PAYABLE

Notes payable at December 31, 2007 and 2006, consist of the following:

                                                                      2007         2006
                                                                   ----------   ----------
Secured convertible promissory notes payable (1)                   $1,326,000   $1,335,000
Note payable to XStream Beverage Network, Inc. with interest
      at 6% (2)                                                     1,072,453           --
Note payable to stockholder with interest at 14% due
      February 17, 2008                                                20,000
                                                                   ----------   ----------
                                                                    2,418,453    1,335,000
                                                                   ----------   ----------
                                DISCOUNTED NOTES
Non-interest bearing note payable to Master Distributor which
     was assumed as a part of the acquisition of BNM (3)            1,740,132           --
Non-interest bearing notes payable to the former stockholders of Aqua Maestro, Inc.; payable in 9 equal monthly payments of $22,222 commencing on April 15, 2007; discounted at 12%;
     collateralized by inventory of Aqua Maestro                       15,749           --
Non-interest bearing note payable to a company (4)                    238,530           --
                                                                   ----------   ----------
                                                                    1,994,411           --
                                                                   ----------   ----------
          Total notes payable                                      $4,412,864   $1,335,000
                                                                   ==========   ==========

         (1) During the year ended December 31, 2006, the Company issued 8%, one-year secured convertible promissory notes payable ("Convertible Notes") to a group of investors in the aggregate amount of $1,335,000. The notes were convertible into restricted common shares at an initial rate of $.50 per share. Management has determined that these notes qualify as conventional convertible debt pursuant to APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" and EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," accordingly the embedded conversion option is not a derivative. The Company computed an intrinsic value of the beneficial conversion of $538,000 based on the quoted stock price on the grant dates. The beneficial conversion feature was credited to additional paid-in capital and charged to interest expense when the agreement commenced since the Convertible Notes could be converted when issued.

              The Convertible Notes include certain anti-dilutive provisions, such as an adjustment for stock splits and business combinations, adjustment for common stock dividends and distributions, adjustment for issuance of additional shares of common stock at a price per share less than the initial conversion price, and issuance of common stock equivalents at a price per share less than the initial conversion price.

              As of December 31, 2007, Convertible Notes in the aggregate principal amount of $1,326,000 are in default as the interest due, commencing November 1, 2006, has not been paid. The default rate of interest of 12% is in effect for these Convertible Notes and is included in accrued expenses on the statements of net assets.

              As of February 13, 2008, the Convertible Notes were convertible into common stock at the rate of $0.00675 per share as a result of the conversion of $31,000 principal of the note discussed in (4) below.

         (2) The collateralized note with XStream required payment of 40% of any cash proceeds received by Global from its February 5, 2007 1-E Offering with the remainder payable in monthly installments of $25,000 commencing September 1, 2007. In a Master Security Agreement, Global granted XStream a continuing security interest in substantially all of its assets as collateral as long as any obligation arising from the Agreement and Plan of Merger, as amended, remained outstanding. In addition, pursuant to a Stock Pledge Agreement, the BNM stock owned by Global was pledged as additional collateral on the obligations of Global to XStream, [and BNM guarantees the Global obligations to XStream].

              On January 23, 2008, the Company entered into a Stock Repurchase Agreement with XStream by which we repurchased the 60,500,000 shares of our common stock originally issued to XStream. As consideration for the purchase, we issued a convertible note in the principal amount of $700,000. The convertible note bears interest at the prime rate plus 2% and matures on October 31, 2008 and is convertible into shares of our common stock as the conversion price specified in the Stock Repurchase Agreement with XStream if we default in the repayment of amounts due under the convertible note or if we fail to pay $500,000 to Laurus Master Fund, Ltd. ("Laurus") on or before May 1, 2008 pursuant to the letter agreement described in the following paragraph.

              On January 23, 2008, and in conjunction with the stock repurchase described in the previous paragraph, we entered into a letter agreement with Laurus and XStream (the "Letter Agreement"). In connection with the Letter Agreement, XStream collaterally assigned both a secured promissory note that we issued to XStream in connection with our purchase of BNM from XStream and the convertible note discussed in the preceding paragraph. Under the Letter Agreement, we agreed to pay to Laurus $500,000 in repayment of a portion of the outstanding balance of the secured note by May 1, 2008. Upon making the $500,000 payment, Laurus agreed to release certain liens it has on the inventory of BNM and XStream, and Laurus and XStream agreed to terminate the stock pledge agreement with respect to the stock of BNM and the master security agreement securing collateral on our obligations under the secured note.

              Simultaneously, and in conjunction with, the stock repurchase and the Letter Agreement discussed above, we entered into a second amendment ("Amendment No. 2") to the secured note originally issued to XStream and which was part of collateral assigned by XStream to Laurus. Amendment No. 2 accelerated the maturity date of the note from March 31, 2011 to October 31, 2008 and removed the requirement for monthly payments of $25,000. The secured note had a principal balance of $1,072,453 and accrued interest of $29,079 at December 31, 2007.

         (3) The Master Distributors note has scheduled monthly payments of $83,333 for two years; discounted at 12%; penalty provisions require a late charge of $5,000 plus interest of 1 1/2% per month for all payments made after the 15th of the month; the Company guarantees that the note, with a face value of $2,000,000 plus the proceeds from 4,000,000 shares of its common stock will equal at least $3,000,000 total; and note is past due at December 31, 2007, with $175,000 applied to total scheduled principal payments of $833,333. At December 31, 2007, the Company has accrued $968,000 as an estimate of this guarantee.

         (4) On July 6, 2007, the Company entered into a Note Purchase Agreement ("Agreement") with a certain accredited investor ("Investor") for the private placement of a promissory note ("Note") in the principal amount of $259,202 for a purchase price of $233,450. The maturity date of the Note is August 31, 2008. Upon the withdrawal of the Company's election to be treated as a BDC under the 1940 Act, the note became convertible at the option of the Investor into a number of shares of the Company's common stock as determined in accordance with a formula set forth in the Agreement (at a conversion rate of 75% of the average of the lowest trade price of the common stock during any three business days for the ten business day period prior to such conversion election, as reported by Bloomberg L.P.).

              In connection with the Agreement, the Company entered into a letter agreement with Palladium Capital Advisors, LLC as placement agent, pursuant to which the Company paid the placement agent for its services, a cash fee of $33,333. In addition, $16,667 is payable within 120 days of the date of the Agreement either in cash or through the issuance of the Company's common stock.

              The Company and the Investor also entered into a Registration Rights Agreement ("RRA") pursuant to which the Company has agreed to provide certain registration rights with respect to shares of its common stock issuable upon the Investor's election to exercise the conversion right contained in the Note. Pursuant to the RRA, the Company is required to file a Registration Statement no more than 60 days after filing to withdraw its election to be regulated as a BDC under the 1940 Act and is required to have the Registration Statement declared effective no more than 75 days after filing the Registration Statement. In the event the Company does not meet the required dates, the Company would be required to pay a cash fee of 1% of the outstanding loan balance for each of the first two months the Company is late and 2% for each subsequent month the Company is late, and the maximum exposure to the Company should be approximately $31,000. This requirement should end when the stock can become free trading pursuant to Rule 144.

              A total of $31,000 in principal of this note was converted into 4,592,593 shares of the Company's common stock on February 13, 2008.

The three discounted notes may be summarized as follows at December 31, 2007:

         Face value of discounted notes payable              $ 2,099,951
         Discount                                               (105,540)
                                                             -----------
           Present value of discounted notes                 $ 1,994,411
                                                             ===========

Amortization expense of deferred financing costs for convertible debentures was $28,125 in 2005.

NOTE 4:  ACCRUED EXPENSES

Accrued expenses at December 31, 2007 and 2006 consist of the following:

                                                         2007            2006
                                                      -----------    -----------
         Accrued interest                             $   310,325    $    48,064
         Accrued salaries                                 250,439             --
         Guaranty to note holder for stock issued
           in acquisition of BNM                          968,000             --
                                                      -----------    -----------
                                                      $ 1,528,764    $    48,064
                                                      ===========    ===========

NOTE 5:  INCOME TAXES

During the years ended December 31, 2007, 2006 and 2005 the provision for taxes (all deferred) differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for taxes as a result of the following:


                                                             2007            2006           2005
                                                          -----------    -----------    -----------
Computed "expected" tax benefit                           $(5,713,100)   $(2,484,000)   $  (580,000)
(Addition to) reduction in income taxes resulting from:
     State income taxes, net of federal benefit                    --       (292,000)       (68,000)
     Non-deductible expenses                                   27,900        224,000             --
                                                          -----------    -----------    -----------
                                                           (5,685,200)    (2,552,000)      (648,000)
Change in valuation allowance                               5,685,200      2,552,000        648,000
                                                          -----------    -----------    -----------
     Total                                                $        --    $        --    $        --
                                                          ===========    ===========    ===========

The effects of temporary differences, that give rise to significant portions of deferred tax assets and liabilities at December 31, 2007 and 2006, are presented below:

                                                        2007            2006
                                                    ------------   ------------
         Deferred tax assets:
              Tax net operating loss carryforwards  $  5,209,700   $  3,101,000
              Investments                              5,267,500      1,691,000
                                                    ------------   ------------
                   Total net deferred tax asset       10,477,200      4,792,000
         Valuation allowance                         (10,477,200)    (4,792,000)
                                                    ------------   ------------
              Total net deferred tax asset          $         --   $         --
                                                    ============   ============


At December 31, 2007, the Company had net tax operating loss carryforwards of approximately $14.3 million available to offset future taxable federal and state income. If not utilized to offset future taxable income, the carryforwards will expire in various years from 2022 through 2027. In the event the Company was to experience a greater than 50% change in ownership as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's tax net operating loss carryforwards could be severely restricted.

NOTE 6:  STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company is authorized to issue up to 50,000,000 shares of preferred stock at $0.001 par value. As of December 31, 2007 and 2006 there were no issued or outstanding preferred shares.

During the year ended December 31, 2005, 190,000 Series B preferred shares were converted into 392,092 shares of common stock. In addition, during 2005, the 10,000,000 shares of Series C preferred shares were converted into 1,632,234 shares of common stock.

COMMON STOCK

The Company is authorized to issue up to 950,000,000 shares of common stock, par value $.001. At December 31, 2007 and 2006, there were 147,567,501 and 43,665,067 shares issued and outstanding, respectively.

EQUITY TRANSACTIONS

YEAR ENDED DECEMBER 31, 2007:
65,900,000 shares were issued to acquire Beverage Network of Maryland, Inc., including 4,000,000 shares to a note holder and 1,400,000 shares as a finder's fee.

22,033,333 shares were issued for cash in the amount of $2,484,348.

10,650,000 shares were issued to acquire Aqua Maestro, Inc., including 400,000 shares in exchange for an AM note and 250,000 shares as fees for guaranty of one note and extending another note.

5,000,000 shares were issued to Rudy Ruettiger for an obligation owed by Rudy Beverage, Inc.

300,000 shares were issued to extend a note of AM.

12,000 shares were issued for services.

7,101 shares were issued for option exercises for an obligation of Rudy.

YEAR ENDED DECEMBER 31, 2006:
During the year ended December 31, 2006, the Company sold 1,409,571 shares of its common stock for cash in the amount of $825,000.

During the year ended December 31, 2006, the Company issued 917,143 shares of its common stock valued at $138,000 for resolution of legal matters.

During the year ended December 31, 2006, the Company granted options to acquire a total of 450,000 shares of its common stock at an exercise price of $1.05 per share to the three individual owners of an advertising agency used by Rudy. The terms of the options provide that the exercise price could be paid either in cash or as an offset to their monthly billing of a minimum of 20%. Options to acquire 25,962 shares were exercised with an offset to their monthly billing of $27,260 during 2006.

YEAR ENDED DECEMBER 31, 2005:
During the year ended December 31, 2005, 190,000 Series B preferred shares were converted into 392,092 shares of common stock.

During the year ended December 31, 2005, 20,000 shares of common stock were issued in exchange for convertible debentures in the amount of $50,000. In addition, 27,858 shares were released from the December 31, 2004 escrow in satisfaction of $243,750 in convertible debentures which were outstanding at December 31, 2004.

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

NOTE 7:  STOCK OPTION PLAN AND COMMON STOCK OPTIONS

On January 2, 2008, we adopted the Global Beverage Solutions, Inc. 2008 Stock Plan (the "Plan"). The Plan provides for equity compensation in the form of awards of vested stock, restricted stock and stock options to our key employees, officers and directors and to contractors and other persons or entities that provide services to us. Our board of directors (or a committee designated by the board of directors) administers the Plan and determines the awards to be issued under the Plan. We have reserved 40,000,000 shares of our common stock to be available for award under the Plan. There were no options outstanding under the Plan at December 31, 2007 because the Plan was adopted after this date. At December 31, 2007, the Company did not have a stock option plan in effect.

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

A summary of stock option activity during the years ended December 31, 2007 and 2006 is as follows:

                                                                       Weighted
                                                                       Average
                                                                       Exercise
                                                          Shares       Price ($)
                                                        ----------     ---------
         Outstanding, January 1, 2006                           --     $   --
         Granted                                           450,000     $ 1.05
         Exercised                                         (25,962)    $ 1.05
                                                        ----------
         Outstanding, December 31, 2006                    424,038     $ 1.05
         Granted                                                --
         Exercised                                          (7,101)    $ 1.05
                                                        ----------
         Outstanding, December 31, 2007                    416,937     $ 1.05
                                                        ==========
         Exercisable at year end                           416,937     $ 1.05
                                                        ==========

The fair value of each option on the date granted is estimated using the Black Scholes option valuation model. The following weighted-average assumptions were used for the options granted during 2006 (none granted in 2007):

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

The Company recognizes compensation expense on a straight-line basis over the requisite service period for each stock option grant. Total stock-based compensation expense recognized during 2007 and 2006 was $80,900 and $40,450, which reduced the deferred option compensation balance to $40,449.

NOTE 8:  COMMITMENTS AND CONTINGENCIES

Global has an office lease which requires monthly rental of $4,455 through May 31, 2008; $5,198 through May 31, 2009; and $5,940 through May 31, 2011. Aqua
Maestro has a warehouse lease which requires monthly rental of $4,938 through October 2008 and $5,089 through December 2008 and an office lease which requires monthly rental of $2,100 through May 31, 2008 and $2,205 through May 31, 2009. Beverage Network of Maryland has an office and warehouse lease which is currently on a month-to-month basis at a rental of approximately $27,000.

The Company is a party to a number of debt obligations, the majority of which are in default. See Note 3 for a discussion of each of the notes and the related debt covenants. The Company has significant obligations and very limited resources. The Company is attempting to raise sufficient debt and/or equity capital to allow it to retire and or rework debt obligations. However, there is no assurance that the Company will be successful in raising the necessary capital. The possibility of creditor lawsuits and bankruptcy are possible if the Company is unsuccessful in raising the necessary capital.

Future minimum lease payments, excluding Beverage Network of Maryland are 2008 - $145,000; 2009 - $83,000; 2010 - $71,000; and 2011 - $29,000.

See Note 11 for additional commitments.

NOTE 9:  GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2007, the Company had limited revenues and incurred net losses totaling $33,766,869 from inception through December 31, 2007. Additionally, as of December 31, 2007, the Company has a deficit in working capital of over $6,000,000 with substantially all of the notes payable being past due. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through debt and equity financing arrangements which management believes should be sufficient to fund its capital expenditures, provide working capital and other necessary cash requirements for the year ending December 31, 2008. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The Company's subsidiaries are projected to be profitable in 2008; however, they will require $400,000 in additional funding for inventory and working capital to achieve profitability. In addition, the Company will require $4,051,885 to meet its debt service requirements and $750,000 to meet its corporate overhead.

We intend to engage in private placement offerings from time to time to provide us with working capital to pay down certain of our debt obligations, for other general corporate and operations uses, and to enable us to pursue our strategy to develop and acquire bottled water and New Age beverage brands and distribution platforms. In the event that we cannot obtain additional funds when needed, however, we may be forced to renegotiate some or all of our debt and curtail or cease some or all of our activities.

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

NOTE 10: RELATED PARTY TRANSACTIONS

At December 31, 2007, $136,525 in compensation was owed Mr. Pearring and is included in accrued expenses. At December 31, 2007, Mr. Pearring had loaned the Company $36,900 and is also owed $13,179 in expense reimbursements, both of which are included in non-interest bearing advances from an officer.

At December 31, 2007, $90,850 in compensation was owed Mr. Spitalny and is included in accrued expenses.

On January 19, 2007, Mr. Clark resigned his position as CEO and Director and Dr. Silvey assumed the position of interim CEO and resigned his position as Chairman of the audit committee. On February 23, 2007, Dr. Silvey resigned his position as CEO, and the Company's Board of Directors appointed Mr. Pearring to serve as President, CEO and Director.

During 2007 and 2006, Mr. Clark's compensation of $36,000 and $104,000, respectively, was paid to Clark Capital, which is wholly owned by Mr. Clark. Mr. Knight's compensation of $5,000 and $30,000 in 2007 and 2006, respectively, was paid to Knight Consulting Corporation, which is wholly owned by Mr. Knight. Mr. Knight resigned his position as CFO, Vice-president, Secretary and Treasurer effective February 23, 2007.

NOTE 11: SUBSEQUENT EVENTS

    1.   FORM N-54C FILED ON JANUARY 2, 2008

         On January 2, 2008, we filed Form N-54C with the Securities and Exchange Commission ("SEC") to notify the SEC of the withdrawal of our previous election to be regulated as a BDC and thus subject to sections 55 through 65 of the Investment Company Act of 1940 (the "1940 Act"). A majority of the voting power of our common stock voted to approve the recommendation of the Board of Directors to withdraw our election to be regulated as a BDC.

         We intend to pursue a business model whereby we acquire majority ownership stakes in beverage-related companies. In this regard, we plan to remain active in the imported bottled water category and alternative or "New Age" beverage category (such as mildly flavored water, fruit drinks, sports and energy drinks, soy-based beverages and other non-conventional beverages) through our two wholly owned subsidiaries:
         Aqua Maestro, Inc. and Beverage Network of Maryland, Inc.

         Under our new business model, we will at all times conduct our activities in such a way that we will not be deemed an "investment company" subject to regulation under the 1940 Act. Thus, we will not hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, we will conduct our business in such a manner as to ensure that we will at no time own or propose to acquire investment securities having a value exceeding 40% of our total assets at any one time.

    2. ON JANUARY 2, 2008, THE COMPANY ADOPTED THE GLOBAL BEVERAGE SOLUTIONS, INC. 2008 STOCK OPTION PLAN AND GRANTED OPTIONS

         On January 2, 2008, we adopted the Global Beverage Solutions, Inc. 2008 Stock Plan (the "Plan"). The Plan provides for equity compensation in the form of awards of vested stock, restricted stock and stock options to our key employees, officers and directors and to contractors and other persons or entities that provide services to us. Our board of directors (or a committee designated by the board of directors) administers the Plan and determines the awards to be issued under the Plan. We have reserved 40,000,000 shares of our common stock to be available for award under the Plan. There were no options outstanding under the Plan at December 31, 2007.

         On January 2, 2008, the Board of Directors approved the award under the Plan of (i) 4,000,000 shares of the Company's common stock, (ii) immediately vesting stock options to purchase 10,710,000 shares of the Company's common stock and (iii) performance vesting stock options to purchase 17,700,000 shares of the Company's common stock. Such Plan awards were made to the Company's employees, officers and directors. Of these Plan awards, Jerry Pearring, the Company's President and Chief Executive Officer, will receive 1,000,000 shares of the Company's common stock, immediately vesting stock options to purchase 5,000,000 shares of the Company's common stock and performance vesting stock options to purchase 11,000,000 shares of the Company's common stock. Of these Plan awards, Brett Spitalny, the Company's Chief Operating Officer, will receive 600,000 shares of the Company's common stock, immediately vesting stock options to purchase 3,000,000 shares of the Company's common stock, and performance vesting stock options to purchase 6,700,000 shares of the Company's common stock.

         There are two types of performance vesting stock options awarded to Mr. Pearring and Mr. Spitalny. The first type becomes conditionally vested based upon the amount of gross proceeds raised by the Company through certain financings during 2008. One seventh (1/7th) of the options conditionally vest for each $1,000,000 of gross proceeds raised by the Company after the first $1,000,000 is raised. Mr. Pearring will receive stock options to purchase 7,000,000 shares of the Company's common stock of this type of performance vesting stock option, and Mr. Spitalny will receive stock options to purchase 4,200,000 shares of the Company's common stock of this type of performance vesting stock option.

         The second type of performance vesting stock option awarded to Mr. Pearring and Mr. Spitalny becomes conditionally vested upon the closing of a specified acquisition. Mr. Pearring will receive stock options to purchase 4,000,000 shares of the Company's common stock of this type of performance vesting stock option, and Mr. Spitalny will receive stock options to purchase 2,500,000 shares of the Company's common stock of this type of performance vesting stock option.

         Under both types of performance vesting stock options, the conditionally vested options become fully vested and exercisable in three equal annual installments, with the first installment occurring on the date that the options become conditionally vested. In addition, the exercise price of all such stock options is $0.012 per share, the closing price of a share of the Company's common stock on January 2, 2008, as reported through the OTC Bulletin Board.

    3.   ON JANUARY 23, 2008, THE COMPANY ENTERED INTO A STOCK REPURCHASE
         AGREEMENT

         On January 23, 2008, we entered into a Stock Repurchase Agreement with XStream by which we repurchased the 60,500,000 shares of our common stock originally issued to XStream. As consideration for the purchase, we issued a convertible note in the principal amount of $700,000 (the "XStream Convertible Note"). The XStream Convertible Note bears interest at the prime rate plus 2% and matures on October 31, 2008. The XStream Convertible Note is convertible into shares of our common stock as the conversion price specified in the Stock Repurchase Agreement with XStream if we default in the repayment of amounts due under the XStream Convertible Note or if we fail to pay $500,000 to Laurus Master Fund, Ltd. ("Laurus") on or before May 1, 2008 pursuant to the letter agreement described in the following paragraph.

         On January 23, 2008, and in conjunction with the stock repurchase described in the previous paragraph, we entered into a letter agreement with Laurus and XStream (the "Letter Agreement"). In connection with the Letter Agreement, XStream collaterally assigned both the XStream Secured Note and the XStream Convertible Note to Laurus. Under the Letter Agreement, we agreed to pay to Laurus $500,000 in repayment of a portion of the outstanding balance of the XStream Secured Note by May 1, 2008. Upon making the $500,000 payment, Laurus agreed to release certain liens it has on the inventory of BNM and XStream, and Laurus and XStream agreed to terminate a stock pledge agreement with respect to the stock of BNM and a master security agreement securing collateral on our obligations under the Secured Note.

         Simultaneously, and in conjunction with, the stock repurchase and the Letter Agreement discussed above, we entered into a second amendment ("Amendment No. 2") of the XStream Secured Note. Amendment No. 2 accelerated the maturity date of the note from March 31, 2011 to October 31, 2008 and removed the requirement for monthly payments of $25,000. The XStream Secured Note had a principal balance of $1,072,453 and accrued interest of $29,079 at December 31, 2007.

    4. ON FEBRUARY 5, 2008, THE COMPANY FILED FORM S-8 TO REGISTER 40,000,000 SHARES OF ITS COMMON STOCK.

         On February 5, 2008, the Company filed a registration statement on Form S-8 to register the 40,000,000 shares of its common stock which had been reserved pursuant to the adoption of the Global Beverage Solutions, Inc. 2008 Stock Option Plan discussed in item 2 above.

    5. ON FEBRUARY 13, 2008, THE COMPANY ISSUED 4,592,593 SHARES OF ITS COMMON STOCK TO MELTON MANAGEMENT LTD.

         On February 13, 2008, the Company issued 4,592,593 shares of its common stock to Melton management Ltd. pursuant to the conversion of $31,000 in principal of the convertible debt held by Melton.

    6.   ADDITIONAL SHARES ISSUED DURING THE QUARTER ENDED MARCH 31, 2008

         During the quarter ended March 31, 2008, the Company issued 3,000,000 of it common shares pursuant to a consulting agreement and issued 100,000 shares to a note holder of AM for interest.

NOTE 12: FOURTH QUARTER ADJUSTMENTS

The Company made significant adjustments in the fourth quarter of 2007, as follows:

         o The Company accrued $968,000 as the estimated cost of a guaranty to a note holder. This amount was added to the investment in BNM and is considered in the valuation below.
         o The Company evaluated its investment in BNM utilizing an industry standard which produces the minimum value of the investment. This resulted in an additional unrealized loss of $3,868,000. At December 31, 2007, the Company has a total unrealized loss of $11,831,318 on its investment in BNM.
         o The Company evaluated its investment in AM utilizing the same method employed in valuing BNM, which resulted in recording an unrealized loss of $1,321,606 at December 31, 2007.
         o    There are no adjustments necessary for prior quarters.

NOTE 13: UNAUDITED SUPPLEMENTAL INFORMATION

The following represents unaudited pro forma comparisons of the Company's balance sheet as of December 31, 2007 and statement of operations for the year ended December 31, 2007 showing the difference between the BDC presentation and the presentation that will be required after the Company's election to withdraw from being regulated as a BDC on January 2, 2008.


                         GLOBAL BEVERAGE SOLUTIONS, INC.
                     HISTORICAL AND PRO FORMA BALANCE SHEETS
                                DECEMBER 31, 2007

                                                                         PRO FORMA
                                                        AS PRESENTED    (UNAUDITED)
                                                        ------------    ------------
ASSETS
  Cash and cash equivalents                             $        888    $      3,383
  Accounts receivable, net                                        --         364,225
  Inventory                                                       --       1,211,293
  Prepaid expenses and other assets                            1,994         116,287
                                                        ------------    ------------
          Total current assets                                 2,882       1,695,188
Property and equipment, net                                    2,548          58,176
Goodwill                                                          --       1,990,804
Investments                                                2,898,771              --
                                                        ------------    ------------
  TOTAL ASSETS                                          $  2,904,201    $  3,744,168
                                                        ============    ============

LIABILITIES
  Accounts payable                                      $     85,283    $  1,515,478
  Accrued expenses                                         1,528,764       1,696,233
  Non-interest bearing advances from officer                  50,079          61,900
  Notes payable                                            4,412,864       4,484,386
                                                        ------------    ------------
  TOTAL LIABILITIES                                        6,076,990       7,757,997
                                                        ------------    ------------


STOCKHOLDERS' DEFICIT
  Convertible preferred stock, $.001 par value;
     50,000,000 shares authorized; no shares issued
     and outstanding                                              --              --
  Common stock, $.001 par value, authorized
     950,000,000 shares; 147,567,501 and 43,665,067.
     shares issued and outstanding at December
     31, 2007 and 2006, respectively                         147,567         147,567
  Additional paid in capital                              30,486,962      30,486,962
  Deferred option compensation                               (40,449)        (40,449)
  Accumulated deficit                                    (33,766,869)    (34,607,909)
                                                        ------------    ------------
     TOTAL STOCKHOLDERS' DEFICIT                        $ (3,172,789)   $ (4,013,829)
                                                        ============    ============
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $  2,904,201    $  3,744,168
                                                        ============    ============



                         GLOBAL BEVERAGE SOLUTIONS, INC.
                HISTORICAL AND PRO FORMA STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2007

                                                                               PRO FORMA
                                                            AS PRESENTED      (UNAUDITED)
                                                            -------------    -------------
REVENUES:
  Product sales                                             $          --    $   8,810,660
  Cost of product sold                                                 --        6,558,737
                                                            -------------    -------------
     Gross profit                                                      --        2,251,923
EXPENSES:
  Compensation and benefits                                       407,720        1,988,876
  Non-cash option compensation                                     80,900           80,900
  Asset impairment                                                     --       13,152,924
  Accounting services                                              88,184           88,184
  Legal services                                                  259,244          285,244
  Board of director fees                                            3,000            3,000
  Public relations, transfer agent and other professional
     services                                                      36,755           36,755
  Other selling, general and administrative expenses              143,898        1,598,739
  Interest expense                                                534,233          565,199
                                                            -------------    -------------
                                                                1,553,934       17,799,821
                                                            -------------    -------------
LOSS BEFORE INCOME TAXES                                       (1,553,934)     (15,547,898)
INCOME TAXES                                                           --               --
                                                            -------------    -------------
LOSS FROM OPERATIONS                                           (1,553,934)     (15,547,898)
                                                            -------------    -------------

OTHER INCOME (EXPENSE):
  Loss on sale of investments                                  (4,785,000)      (4,785,000)
  Unrealized gain (loss) on investments                       (10,464,207)       2,688,717
                                                            -------------    -------------
     Total other expense                                      (15,249,207)      (2,096,283)
                                                            -------------    -------------
NET LOSS                                                    $ (16,803,141)   $ (17,644,181)
                                                            =============    =============

NET LOSS PER SHARE, BASIC AND DILUTED                       $     (0.1276)   $     (0.1340)
                                                            =============    =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                    131,718,621      131,718,621
                                                            =============    =============



                                 GLOBAL BEVERAGE SOLUTIONS, INC.
                                  SCHEDULES OF FINANCIAL RATIOS
                       THREE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

                                                         2007           2006           2005
                                                    -------------   ------------   ------------
PER SHARE INFORMATION:
Net asset value, beginning of year                  $      0.002    $     0.140    $     2.130
Net decrease from operations                              (0.012)        (0.030)        (0.060)
Net change in realized and unrealized
  depreciation on investments                             (0.112)        (0.138)        (0.040)
Net increase from stock transactions                       0.100          0.030         (1.890)

                                                    -------------   ------------   ------------
Net asset (liability) value, end of year            $     (0.022)   $     0.002    $     0.140
                                                    =============   ============   ============

PER SHARE MARKET VALUE:
  Beginning of period                               $       0.42         $ 1.67        $ 12.50
  End of period                                     $       0.01         $ 0.42         $ 1.67
Investment return, based on market price
  at end of period                                       -97.74%        -74.85%        -86.64%

RATIOS/SUPPLEMENTAL DATA:
Net assets (liabilities), end of year               $ (3,172,789)   $    89,396    $ 5,827,124
Average net assets                                     4,708,736      4,843,219      1,305,000

Annualized ratio of expenses to average net assets           33%            27%            81%
Annualized ratio of decrease in net assets from
  operations to average net assets                         -357%          -151%          -131%

Weighted average number of shares outstanding
  during the year                                    131,718,621     43,052,471     18,418,649
Number of shares outstanding, end of year            147,567,501     43,665,067     41,312,391


                                               68

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9A(T): CONTROLS AND PROCEDURES

         1. Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007 (the "Evaluation Date"). Based upon that evaluation, the chief executive officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including its chief executive officer, as appropriate to allow timely decisions regarding required disclosure.

The Company has previously relied on third parties to prepare financial statements of its two principal investments, BNM and AM. Delays encountered in obtaining this information resulted in delays in completing the necessary investment valuations. The Company now has an in-house accountant and will maintain direct control over accounting in the future, which should provide for timely reporting of information.

         2. Internal Control over Financial Reporting

            (a) Management's Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework set forth in the report entitled "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2007, primarily due to a lack of segregation of duties.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

            (b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

                                    PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following section sets forth, as of February 29, 2008, the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees; together with the year such positions were assumed. There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position.

Each Director will serve until he or she resigns or is removed or is otherwise disqualified to serve or until his or her successor is elected. The Company currently has three Directors.

NAME                  AGE                         POSITION

Jerry Pearring        48        President, CEO and Director since
                                February 23, 2007

Brett Spitalny        57        Chief Operating Officer since February 27, 2007

Ross E. Silvey        79        Outside Director since September 2005;
                                Interim CEO and President from January 19,
                                2007 until February 23, 2007

Terry Turner          61        Outside Director since September 2005

Jerry Pearring - Mr. Pearring accepted the appointment of President, CEO and Director of the Company on February 23, 2007. Prior to February 23, 2007, Mr. Pearring was the president of XStream Beverage Network, Inc. where he has served since the beginning of 2003. Prior to joining Xstream Beverage Network, Inc., Mr. Pearring served as Sr. Vice President of Domestic Business for BEVsystems International, a bottled water manufacturer in Miami, Florida. From 1996 to 2001, he served as president and CEO of Total Quality Beverage, a natural beverage manufacturer based in Keene, New Hampshire. From 1994 to 1996, Mr. Pearring served as General Manager of Nantucket Nectars of Washington, D.C., and he served as the National Sales Manager of Soho Beverages from 1992-1994. From 1984-1992, Mr. Pearring was General Manager and owner of Chesapeake Export, a ford and beverage broker in Washington, D.C. Mr. Pearring served in a sales and marketing position with Anheuser-Busch, Inc., in Washington, D.C. and Boston from 1981 until 1984. He holds a Masters in Business Administration from Marymount University in Arlington, Virginia, and a Bachelors of Science degree in Marketing from George Mason University in Fairfax, Virginia.

Brett S. Spitalny - Mr. Spitalny was appointed Chief Operating Officer for a term of three years on February 27, 2007. His primary responsibilities include overseeing the operations of the Company's two operating subsidiaries: Beverage Network of Maryland, Inc. and Aqua Maestro, Inc. Prior to joining the Company and since April 2006, Mr. Spitalny was Vice President of Business Development for XStream Beverage Network, Inc., a company that engages in the development, marketing and sale of "new age" beverage category natural sodas, fruit juices and energy drinks in the United States. From January 2004 until April 2006, Mr. Spitalny was a principal investment banker for State Street Securities, a company that provides security lending and securities finance services. From November 2001 until December 2003, Mr. Spitalny served as a senior investment advisor for Cardinal Capital Management, Inc., a full service broker dealer and registered investment advisor firm.

Ross E. Silvey - Dr. Silvey was elected as an outside Director of the Company in September 2005. Dr. Silvey has owned and operated franchised automobile businesses, finance companies and insurance companies for over thirty years. Dr. Silvey has taught as an adjunct or full-time professor with most of his courses in the upper division and MBA programs at the University of Tulsa, Oral Roberts University, Langston University and Southern Nazarene University. His formal education is an MBA from the Harvard Business School. He has also been awarded the Ph.D. degree from the Walden Institute of Advanced Studies. Dr. Silvey served as Chairman of the audit committee until January 19, 2007, when he became Interim CEO and President as a result of the resignation of Mr. Clark. Dr. Silvey resigned as CEO and President on February 23, 2007, when Mr. Pearring accepted the appointment of President, CEO and Director. Dr. Silvey is an independent director of Double Eagle Holdings, Ltd. (DEGH).

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than ten percent of our common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that we identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To our knowledge, based solely on a review of reports furnished to us, Mr. Pearring and Mr. Spitalny were late filing their respective Form 3s during the Company's Fiscal Year ending December 31, 2007.

CODE OF ETHICS

As a relatively small company, we have not yet devoted the time and money to formalize a code of ethics applicable to our principal executive, financial and accounting officers.

AUDIT COMMITTEE

Our entire Board of Directors serves the function of audit committee, as permitted by Section 3(a)(58)(B) of the Exchange Act. The Board of Directors has determined that Terry Turner meets the requirements of a financial expert and is independent.

ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation we paid during the past three fiscal years to our chief executive officer, president and other individuals who served as executive officers and whose total compensation was $100,000 or more.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION                          YEAR    SALARY     TOTAL
---------------------------                          ----    ------     -----

Jerry Pearring (CEO since February 23, 2007) (1)     2007    $ 11,365   $ 11,365
                                                     2006      N/A        N/A
                                                     2005      N/A        N/A

Brett S. Spitalny (COO since February 27, 2007) (2)  2007    $ 16,423   $ 16,423
                                                     2006      N/A        N/A
                                                     2005      N/A        N/A

Ross E. Silvey (Interim CEO from January 19, 2007    2007      N/A        N/A
     to February 23, 2007)                           2006      N/A        N/A
                                                     2005      N/A        N/A

Richard T. Clark (CEO from September 2005 until      2007    $ 36,000   $ 36,000
     January 19, 2007) (3)                           2006    $104,000   $104,000
                                                     2005    $  7,500   $  7,500

Bruce MacGregor (CEO until September 2005) (4)       2007      N/A        N/A
                                                     2006    $ 31,850   $ 31,850
                                                     2005    $119,640   $119,640

Bryce Knight (CFO from September 2005 until          2007    $  5,000   $  5,000
     February 23, 2007) (5)                          2006    $ 30,000   $ 30,000
                                                     2005    $  2,500   $  2,500

Bernard Gurr (CFO from August 2004 until September   2007      N/A        N/A
     2005)                                           2006      N/A        N/A
                                                     2005    $ 99,771   $ 99,771

    1. Mr. Pearring became President and CEO on February 23, 2007 when BNM was acquired from XStream. Mr. Pearring has an employment agreement which provides an initial annual compensation of $185,000 and includes an automobile allowance and other standard benefits. Salary included above is W-2 compensation. Mr. Pearring has $136,525 in accrued compensation at December 31, 2007.

    2. Mr. Spitalny became COO on February 27, 2007 with an initial compensation of $165,000 and includes an automobile allowance and other standard benefits. Salary included above is W-2 compensation. Mr. Spitalny has $90,850 in accrued compensation at December 31, 2007.
    3. Mr. Clark's compensation increased to $10,000 per month commencing January 1, 2006, and by mutual agreement decreased to $6,000 per month commencing September 1, 2006, and was paid to Clark Capital, which is wholly owned by Mr. Clark.
    4. Mr. MacGregor had $31,850 in accrued payroll from prior years as of December 31, 2005, which was paid to him during 2006. Salary amounts in the table are W-2 compensation.
    5. Mr. Knight's part-time compensation increased to $2,500 per month commencing January 1, 2006, and was paid to Knight Consulting Corporation, which is wholly owned by Mr. Knight.

Columns for bonus, stock awards, option awards, non-equity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings and all other compensation are omitted from the table as all amounts are $0.

Compensation for our officers and directors is based on comparative compensation levels for similar positions and time.

GRANTS OF PLAN-BASED AWARDS TABLE

There were no grants of plan-based awards during our fiscal year ended December 31, 2007 to the named individuals.

On January 2, 2008, the Board of Directors approved the award under the Plan of
(i) 4,000,000 shares of the Company's common stock, (ii) immediately vesting stock options to purchase 10,710,000 shares of the Company's common stock and
(iii) performance vesting stock options to purchase 17,700,000 shares of the Company's common stock. Such Plan awards were made to the Company's employees, officers and directors. Of these Plan awards, Jerry Pearring, the Company's President and Chief Executive Officer, will receive 1,000,000 shares of the Company's common stock, immediately vesting stock options to purchase 5,000,000 shares of the Company's common stock and performance vesting stock options to purchase 11,000,000 shares of the Company's common stock. Of these Plan awards, Brett Spitalny, the Company's Chief Operating Officer, will receive 600,000 shares of the Company's common stock, immediately vesting stock options to purchase 3,000,000 shares of the Company's common stock, and performance vesting stock options to purchase 6,700,000 shares of the Company's common stock.

There are two types of performance vesting stock options awarded to Mr. Pearring and Mr. Spitalny. The first type becomes conditionally vested based upon the amount of gross proceeds raised by the Company through certain financings during 2008. One seventh (1/7th) of the options conditionally vest for each $1,000,000 of gross proceeds raised by the Company after the first $1,000,000 is raised. Mr. Pearring will receive stock options to purchase 7,000,000 shares of the Company's common stock of this type of performance vesting stock option, and Mr. Spitalny will receive stock options to purchase 4,200,000 shares of the Company's common stock of this type of performance vesting stock option.

The second type of performance vesting stock option awarded to Mr. Pearring and Mr. Spitalny becomes conditionally vested upon the closing of a specified acquisition. Mr. Pearring will receive stock options to purchase 4,000,000 shares of the Company's common stock of this type of performance vesting stock option, and Mr. Spitalny will receive stock options to purchase 2,500,000 shares of the Company's common stock of this type of performance vesting stock option.

Under both types of performance vesting stock options, the conditionally vested options become fully vested and exercisable in three equal annual installments, with the first installment occurring on the date that the options become conditionally vested. In addition, the exercise price of all such stock options is $0.012 per share, the closing price of a share of the Company's common stock on January 2, 2008, as reported through the OTC Bulletin Board.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

There were no outstanding equity awards at December 31, 2007 for the named individuals.

OPTION EXERCISES AND STOCK VESTED TABLE

There were no option exercises or stock vested during our 2007 Fiscal Year for the named individuals.

PENSION BENEFITS

The named individuals are not covered by a pension plan.

NONQUALIFIED DEFINED CONTRIBUTION AND OTHER NONQUALIFIED DEFERRED COMPENSATION PLANS

We do not have a nonqualified defined contribution or deferred compensation plan.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

There are no potential payments upon termination or change-in-control for the named individuals.

COMPENSATION OF DIRECTORS
                                                                  Director Fee
                                                                 Earned or Paid
         Name                                                      in Cash ($)
         ----                                                      -----------
         Ross E. Silvey                                            $    1,500
         Terry Turner                                              $    1,500

The other directors during 2007 were the CEO at the time, Mr. Pearring and Mr. Clark. Mr. Pearring and Mr. Clark were not paid separately for acting in their roles as directors.

The columns for stock awards, option awards, non-equity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings and all other compensation are omitted as there was no other form of compensation for the directors.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table indicates all persons who, as of February 29, 2008, the most recent practicable date, are known by us to own beneficially more than 5% of any class of our outstanding voting securities. As of February 29, 2008, there were 98,760,094 shares of our common stock outstanding, and to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name.

                  NAME AND ADDRESS OF          AMOUNT AND NATURE OF
TITLE OF CLASS     BENEFICIAL OWNER              BENEFICIAL OWNER     % OF CLASS
--------------     ----------------              ----------------     ----------

Common             Gene D. Donney                    9,225,000           9.34%
                   4040 Sanctuary Lane
                   Boca Raton, FL 33431

Common             Jerry Pearring (a)                6,000,000           5.78%
                   2 S. University Drive, #220
                   Plantation, FL 33324

     (a) Mr. Pearring was awarded 1,000,000 shares on February 6, 2008 and an option to acquire 5,000,000 shares was also granted to Mr. Pearring on January 2, 2008 pursuant to the Global Beverage Solutions, Inc. 2008 Stock Plan (the "Plan"). The number of shares reported in this table does not include performance vesting options to purchase 11,000,000 shares of our common stock issued to Mr. Pearring pursuant to the Plan on January 2, 2008 because until the performance goals are met under these options, Mr. Pearring does not have the right to acquire beneficial ownership of such shares within sixty days.

SECURITY OWNERSHIP OF MANAGEMENT

The following table indicates the beneficial ownership of our voting securities of all Directors of the Company and all Executive Officers who are not Directors of the Company, and all officers and directors as a group, as of February 29, 2008, the most recent practicable date. As of February 29, 2008, there were 98,760,094 shares of our common stock outstanding, and to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name. All options are currently exercisable, unless otherwise indicated.


                   NAME AND ADDRESS OF         AMOUNT AND NATURE OF
TITLE OF CLASS     BENEFICIAL OWNER             BENEFICIAL OWNER     % OF CLASS
--------------     ----------------             ----------------     ----------

Common             Jerry Pearring (a)              6,000,000            5.78%

Common             Brett S. Spitalny (b)           3,600,000            3.54%

Common             Ross Silvey (c)                 1,000,000           1.01%

Common             Terry Turner (c)                1,000,000            1.01%


Common             All officers and directors     11,600,000           10.87%
                    as a Group (4 persons)

     (a) Mr. Pearring was awarded 1,000,000 shares on February 6, 2008 and an option to acquire 5,000,000 shares was also granted to Mr. Pearring on January 2, 2008 pursuant to the Global Beverage Solutions, Inc. 2008 Stock Plan (the "Plan"). The number of shares reported in this table does not include performance vesting options to purchase 11,000,000 shares of our common stock issued to Mr. Pearring pursuant to the Plan on January 2, 2008 because until the performance goals are met under these options, Mr. Pearring does not have the right to acquire beneficial ownership of such shares within sixty days.
     (b) Mr. Spitalny was awarded 600,000 shares on February 2, 2008 and was granted an option to acquire 3,000,000 shares on January 2, 2008 pursuant to the Global Beverage Solutions, Inc. 2008 Stock Plan. The number of shares reported in this table does not include performance vesting options to purchase 6,700,000 shares of our common stock issued to Mr. Spitalny pursuant to the Plan on January 2, 2008 because until the performance goals are met under these options, Mr. Spitalny does not have the right to acquire beneficial ownership of such shares within sixty days.
     (c) Mr. Silvey and Mr. Turner were each awarded 1,000,000 shares on February 6, 2008 pursuant to the Plan.

EQUITY COMPENSATION PLAN INFORMATION

See "Item 5 - Securities Authorized for Issuance under Equity Compensation
Plans".

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

At December 31, 2007, $136,525 in compensation was owed Mr. Pearring and is included in accrued expenses. At December 31, 2007, Mr. Pearring had loaned the Company $36,900 and is also owed $13,179 in expense reimbursements, both of which are included in non-interest bearing advances from an officer.

At December 31, 2007, $90,850 in compensation was owed Mr. Spitalny and is included in accrued expenses.

The Board of Directors has determined that Mr. Turner is independent as that term is defined in the American Stock Exchange Company Guide.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES:

As of February 29, 2008, for the fiscal years ended December 31, 2007 and 2006, Turner, Stone & Company, LLP, our auditor, billed the Company $42,175 and $41,813, respectively, for services rendered for the audit of the Company's financial statements included in its report on Form 10-K and the reviews of the financial statements included in its reports on Form 10-Q filed with the SEC.

AUDIT RELATED FEES:

None.

TAX FEES:

The auditors have billed no fees for tax services.

OTHER FEES:

None.

PRE-APPROVAL POLICIES:

In accordance with Section 3(a)(58)(B) of the Exchange Act, our entire Board of Directors constitutes the audit committee. The audit committee's policy is to expressly pre-approve all audit and permissible non-audit services provided by the Company's registered independent public accounting firm before the registered independent public accounting firm is engaged by the Company to provide any such services. These services may include audit services, audit-related services, tax services and other related services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of service. The audit committee limits the engagement by the Company of Turner, Stone & Company LLP for non-audit services and tax services to those circumstances where the services are considered integral to the audit services that it provides, or in which there is another compelling rationale for using its services.

                                     PART IV

ITEM 15:          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as part of this report:
         1. Financial Statements - The following financial statements of Global Beverage Solutions, Inc. are contained in Item 8 of this Form 10-K:
                   o    Reports of Independent Certified Public Accountants
                   o    Statements of Net Assets at December 31, 2007 and 2006
                   o Statements of Operations - For the years ended December 31, 2007, 2006 and 2005
                   o Statements of Cash Flows - For the years ended December 31, 2007, 2006 and 2005
                   o Statements of Changes in Net Assets - For the years ended December 31, 2007, 2006 and 2005
                   o    Schedule of Investments - At December 31, 2007 and 2006
                   o    Notes to the Financial Statements
                   o Schedules of Financial Ratios for the years ended December 31, 2007, 2006 and 2005
         2. Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.
         3. Exhibits - The exhibits listed in the following Index of Exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.


INDEX OF EXHIBITS

Exhibit           Description
-------           -----------

3.1 Restated Articles of Incorporation of the Company, effective as of January 25, 2008 (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed on January 28, 2008).

3.2 Bylaws of the Company, adopted on January 25, 2008 (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on January 28, 2008).

4.1 Registrations Rights Agreement dated July 6, 2007 between the Company and Melton Management, Ltd. (incorporated by reference to
              Exhibit 10.3 of our current report on Form 8-K filed on July 6,
              2007).

10.1 Note Purchase Agreement between the Company and Melton Management Ltd., dated July 6, 2007 (incorporated by reference to Exhibit
              10.2 of our current report on Form 8-K filed on July 6, 2007).

10.2 Form of Convertible Note (used in connection with the Note Purchase Agreement listed in Exhibit 10.1 hereto) (incorporated by reference to our Form 8-K filed on July 6, 2007).

10.3 Letter Agreement between the Company and Palladum Capital Advisors, LLC, dated July 6. 2007 (incorporated by reference to our current report on Form 8-K filed on July 6, 2007).

10.4 Resale of Secured Promissory Note Agreement, dated October 8, 2007 (incorporated by reference to our current report on Form 8-K filed on October 15, 2007).

10.5 Global Beverage Solutions, Inc. 2008 Stock Plan (incorporated by reference to Exhibit 4.1 of our registration statement on Form S-8 filed on February 5, 2008).

10.6 Form of Global Beverage Solutions, Inc. 2008 Stock Plan Stock Option Grant Agreement - immediate vesting (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on January 8, 2008).

10.7 Form of Global Beverage Solutions, Inc. 2008 Stock Plan Stock Option Grant Agreement - performance vesting (incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed on January 8, 2008).

10.8 Letter Agreement for the Repurchase of Shares of Common Stock and the Issuance of the Related Convertible Note, dated as of January 23, 2008 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on January 28, 2008).

10.9 $700,000 Convertible Note by Global Beverage Solutions, Inc. to XStream Beverage Network, Inc., dated as of January 23, 2008 (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on January 28, 2008).

10.10 $2,000,000 Secured Promissory Note by Global Beverage Solutions, Inc. to XStream Beverage Network, Inc., dated as of January 31, 2007 (incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed on January 28, 2008).

10.11 Amendment No. 1 to the $2,000,000 Secured Promissory Note by Global Beverage Solutions, Inc. to XStream Beverage Network, Inc., dated as of February 23, 2007 (incorporated by reference to Exhibit 10.4 of our current report on Form 8-K filed on January 28, 2008).

10.12 Amendment No. 2 to the $2,000,000 Secured Promissory Note by Global Beverage Solutions, Inc. to XStream Beverage Network, Inc., dated as of January 23, 2008 (incorporated by reference to Exhibit
              10.5 of our current report on Form 8-K filed on January 28, 2008).

10.13 Side Letter Agreement by and among Laurus Master Fund, Ltd., Global Beverage Solutions, Inc., and XStream Beverage Network, Inc., dated as of January 23, 2008 (incorporated by reference to Exhibit 10.6 of our current report on Form 8-K filed on January 28, 2008).

21            Subsidiaries of Global Beverage Solutions, Inc.

23            Consent of Turner, Stone & Company, LLP.

31.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 11, 2008.

                                GLOBAL BEVERAGE SOLUTIONS, INC.


                                By: /s/ Jerry Pearring
                                    --------------------------------------------
                                        Jerry Pearring, Director, President,
                                        CEO and CFO (Principal Executive
                                        Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date                  Title (Capacity)                     Signature

April 11, 2008        Director, President, CEO and CFO     /s/ Jerry Pearring
                      (Principal Executive Officer and     ---------------------
                      Principal Financial Officer)             Jerry Pearring


April 11, 2008        Director                             /s/ Ross Silvey
                                                           ---------------------
                                                              Ross Silvey

April 11, 2008        Director                             /s/ Terry Turner
                                                           ---------------------
                                                              Terry Turner