Form 10-Q
period 2008-03-31
Global Beverage Solutions, Inc.
filed 2008-05-20
CIK 1084133

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                        For Quarter Ended: MARCH 31, 2008


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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

             Large accelerated filer [ ]       Accelerated filer [ ]
          Non-accelerated filer [ ]       Smaller reporting company [X]

                  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

The number of shares outstanding of registrant's common stock, par value $0.001 per share, as of April 30, 2008 was 98,760,094 shares.

                GLOBAL BEVERAGE SOLUTIONS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            No.
                                                                            ---

Part I         Financial Information (unaudited)

      Item 1:  Condensed Consolidated Financial Statements

               Balance Sheets as of March 31, 2008 and December 31, 2007       3
               Statements of Operations - For the Three Months Ended March
               31, 2008 and 2007                                               4
               Statements of Cash Flows - For the Three Months Ended March
               31, 2008 and 2007                                               5
               Notes to Condensed Financial Statements                         7
      Item 2:  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      18
      Item 3:  Quantitative and Qualitative Disclosure about Market Risk      22
      Item 4T: Controls and Procedures                                        22

Part II        Other Information                                              23

      Item 1:  Legal Proceedings
      Item 1A: Risk Factors
      Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds
      Item 3:  Defaults Upon Senior Securities
      Item 4:  Submission of Matters to a Vote of Security Holders
      Item 5:  Other Information
      Item 6:  Exhibits


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                                 GLOBAL BEVERAGE SOLUTIONS, INC.
                              Condensed Consolidated Balance Sheets
                              March 31, 2008 and December 31, 2007
                                           (Unaudited)

                                                                         2008            2007
                                                                     ------------    ------------
ASSETS
  Cash and cash equivalents                                          $         47    $      3,383
  Accounts receivable, net of allowance of $18,000 at
     March 31, 2008 and December 31, 2007, respectively                   479,723         364,225
  Inventory, principally finished goods                                   573,546       1,211,293
  Prepaid expenses and other assets                                        48,397          38,184
                                                                     ------------    ------------
     Total current assets                                               1,101,713       1,617,085
Property and equipment, net                                                42,664          58,176
Goodwill                                                                2,019,274       1,990,804
Other, net                                                                 73,406          73,426
                                                                     ------------    ------------
          Total assets                                               $  3,237,057    $  3,739,491
                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                   $    970,667    $  1,511,740
  Accrued expenses                                                      2,021,080       1,630,349
  Cash overdraft                                                          122,990          64,945
  Non-interest bearing advances from officer                               75,500          36,900
  Notes payable                                                         5,226,259       4,509,386
                                                                     ------------    ------------
     Total current liabilities                                          8,416,496       7,753,320
                                                                     ------------    ------------

Commitments and contingencies (Note 6)

Stockholders' Deficit
  Preferred stock; $0.001 par value; 50,000,000 shares authorized;
     no shares issued and outstanding                                          --              --
  Common stock; $0.001 par value; 950,000,000 shares authorized;
     159,260,094 shares issued and 98,760,094 shares outstanding at March 31, 2008; 147,567,501 shares issued and outstanding
     at December 31, 2007                                                 159,260         147,567
  Additional paid in capital                                           30,710,108      30,486,962
  Deferred option compensation                                            (20,225)        (40,449)
  Accumulated deficit                                                 (35,328,582)    (34,607,909)
                                                                     ------------    ------------
                                                                       (4,479,439)     (4,013,829)
   Treasury stock (60,500,000 shares, at cost)                           (700,000)             --
                                                                     ------------    ------------
     Total stockholders' deficit                                       (5,179,439)     (4,013,829)
                                                                     ------------    ------------
          Total liabilities and stockholders' deficit                $  3,237,057    $  3,739,491
                                                                     ============    ============


See accompanying notes to condensed consolidated financial statements.


                         GLOBAL BEVERAGE SOLUTIONS, INC.
                 Condensed Consolidated Statements of Operations
                   Three Months Ended March 31, 2008 and 2007
                                   (Unaudited)


                                                               2008             2007
                                                            ------------    ------------
Revenues:
  Product sales                                             $  2,572,256    $    811,696
  Cost of product sold                                         1,717,807         619,141
                                                            ------------    ------------
                                                                 854,449         192,555
                                                            ------------    ------------

Operating Expenses:
  Officer and employee compensation and benefits                 526,739         210,462
  Non-cash compensation                                           78,000              --
  Professional fees                                              194,253         161,485
  Amortization of intrinsic value of common stock options        145,162          20,225
  Rent and utilities                                              72,533           2,606
  Other selling, general and administrative expense              354,802         127,694
                                                            ------------    ------------
                                                               1,371,489         522,472
                                                            ------------    ------------
Operating loss from continuing operations                       (517,040)       (329,917)
                                                            ------------    ------------

Other expense
  Interest expense                                              (203,633)        (66,042)
                                                            ------------    ------------
     Total other expense                                        (203,633)        (66,042)
                                                            ------------    ------------
Loss before income taxes from continuing operations             (720,673)       (395,959)
     Income taxes                                                     --              --
                                                            ------------    ------------
Loss from continuing operations                                 (720,673)       (395,959)

Discontinued operations:
  Loss from discontinued operations with no tax benefit               --        (835,117)
                                                            ------------    ------------
Net loss                                                    $   (720,673)   $ (1,231,076)
                                                            ============    ============

Net loss per common share, basic and diluted
  Continuing operations                                     $      (0.01)   $      (0.00)
  Discontinued operations                                             --           (0.01)
                                                            ------------    ------------
                                                            $      (0.01)   $      (0.01)
                                                            ============    ============

Weighted average common shares outstanding                    98,760,094      83,730,378
                                                            ============    ============


See accompanying notes to condensed consolidated financial statements.


                                 GLOBAL BEVERAGE SOLUTIONS, INC.
                         Condensed Consolidated Statements of Cash Flows
                           Three Months Ended March 31, 2008 and 2007
                                           (Unaudited)

                                                                        2008           2007
                                                                    -----------    -----------
Cash flows from operating activities:
  Net loss from operations                                          $  (720,673)   $(1,231,076)
     Discontinued operations                                                 --        835,117
                                                                    -----------    -----------

                                                                       (720,673)      (395,959)
  Adjustments to reconcile net loss from operations to net
     cash used in operating activities:
          Amortization of intrinsic value of common stock options       145,162         20,225
          Depreciation                                                   16,532         39,842
          Common stock issued for services                               78,000          1,500
          Amortization of notes payable discount                         38,622         17,046
          Common stock issued for interest                                  900             --
          Changes in operating assets and liabilities:
               Accounts receivable                                      (90,540)         2,995
               Inventory                                                637,747         66,970
               Deposits and prepaid expenses                            (35,171)        (7,446)
               Accounts payable                                        (541,072)      (307,756)
               Accrued expenses                                         390,731         95,576
               Non-interest bearing advances from an officer             38,600             --
                                                                    -----------    -----------
                    Net cash used in operating activities               (41,162)      (467,007)
                                                                    -----------    -----------
Cash flows from investing activities:
  Cash paid in excess of cash received in acquisitions                       --       (298,976)
  Earn-out provision of Aqua Maestro, Inc. acquisition                  (28,470)            --
  Purchase of property and equipment                                     (1,000)            --
  Loans made                                                                 --         (8,283)
                                                                    -----------    -----------
                    Net cash used in investing activities               (29,470)      (307,259)
                                                                    -----------    -----------
Cash flows from financing activities:
  Common stock issued for cash                                               --      1,955,783
  Cash overdraft                                                         58,045       (165,024)
  Loan proceeds                                                          25,000             --
  Repayment of notes payable                                            (15,749)      (859,129)
                                                                    -----------    -----------
                    Net cash provided by financing activities            67,296        931,630
                                                                    -----------    -----------
Net increase (decrease) in cash and cash equivalents                     (3,336)       157,364
Cash and cash equivalents, beginning of period                            3,383            472
                                                                    -----------    -----------
Cash and cash equivalents, end of period                            $        47    $   157,836
                                                                    ===========    ===========
                                                                                   (Continued)

See accompanying notes to condensed consolidated financial statements.




                            GLOBAL BEVERAGE SOLUTIONS, INC.
              Condensed Consolidated Statements of Cash Flows, Continued
                      Three Months Ended March 31, 2008 and 2007
                                     (Unaudited)


                                                                        2008           2007
                                                                    -----------    -----------

Supplemental Cash Flow Information:
  Cash paid for interest and income taxes:
     Interest                                                       $    26,850    $     8,666
     Income taxes                                                            --             --

  Non-cash investing and financing activities:
     Common stock issued for:
        Convertible debt                                                 31,000             --
        Amounts due Rudy Ruettiger by Rudy Beverage, Inc.                    --        625,000
        Acquisition of Beverage Networks of Maryland, Inc.                   --      8,896,500
        Acquisition of Aqua Maestro, Inc.                                    --      1,431,250
        Liability of Rudy Beverage, Inc.                                     --          7,458
     Notes payable issued as partial consideration for:
        Acquisition of Beverage Networks of Maryland, Inc.                   --      3,704,652
        Acquisition of Aqua Maestro, Inc.                                    --        190,356

See accompanying notes to condensed consolidated financial statements.

                                                6

                GLOBAL BEVERAGE SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)      DESCRIPTION OF BUSINESS

(A)      ORGANIZATION AND BUSINESS
----------------------------------

The condensed consolidated financial statements include the accounts of Global Beverage Solutions, Inc. ("Global") and its wholly-owned subsidiaries, Beverage Network of Maryland, Inc. ("BNM"), Aqua Maestro, Inc. ("AM") and Rudy Beverage, Inc. ("Rudy") (until its sale in May 2007) (collectively the "Company"). The Company distributes imported bottled water and alternative or "New Age" beverages through BNM and AM. The Company's strategy is to develop and acquire bottled water and "New Age" beverage brands. "New Age" beverages include non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, single serve juices, ready-to-drink iced coffees, energy drinks, sports drinks, soy drinks, natural bottled water and sodas as well as sparkling juices. The Company believes that the combined distribution and customer base of its two subsidiaries provides an established platform from which to acquire and develop brands. Additionally, strategic opportunities may exist to acquire and further develop existing distribution platforms.

Aqua Maestro, Inc. is based in Boca Raton, Florida and imports and sells bottled water through a company-owned distribution center to retailers and consumers in south Florida, direct to retailers outside of south Florida, direct to consumers through its website at www.aquamaestro.com and to third party distributors.

Beverage Network of Maryland, Inc. is a New Age beverage distributor based in Jessup, Maryland which distributes brands such as Welch's to retailers in Washington, DC, northern Virginia, and the entire state of Maryland.

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

(B)      CONDENSED FINANCIAL STATEMENTS
---------------------------------------

The accompanying condensed financial statements have been prepared by the Company and are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X without audit. Except as discussed below under "Operation as a BDC" and disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's December 31, 2007 Form 10-K as filed with the SEC. However, the Form 10-K was not on a consolidated basis due to the Company's business development company ("BDC") reporting status and the March 31, 2008 Form 10-Q is on a consolidated basis as the Company is no longer a BDC. As discussed under "Operation as a BDC" below, the December 31, 2007 and March 31, 2007 amounts disclosed in this 10-Q have been retrospectively applied to be comparable with the March 31, 2008 amounts. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2008 and March 31, 2007, and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full years.

(C)      OPERATION AS A BDC
---------------------------

On June 19, 2003, the Company filed a Form N-54A with the Securities and Exchange Commission ("SEC") to be regulated as a BDC under the Investment Company Act of 1940, as amended (the "1940 Act").

On October 2, 2007, the Company reported in a Definitive Information Statement on Schedule 14C that a majority of its shareholders approved and authorized the Board to withdraw the Company's election to be treated as a BDC under the 1940 Act. On January 2, 2008, the Company filed a Form N-54C to withdraw its election to be regulated as a BDC and as of that date, is no longer a BDC under the 1940 Act. The Company is no longer a BDC with unconsolidated majority-owned portfolio companies but rather will be a distributor of imported bottled water and alternative or "New Age" beverages through its two wholly-owned subsidiaries, BNM and AM.

As a result of the Company's conversion from a BDC to a beverage distributor, the change in accounting is considered a change in reporting entity. Statement of Financial Accounting Standard No. 154, "Accounting for Changes and Error Correction," requires that a change in reporting entity be retrospectively applied to all prior periods presented. Accordingly, the Company's financial statements are presented on an operating and consolidated basis for all current and prior periods presented on a retrospective basis without regard to the BDC method of accounting. The Company does not believe that withdrawing its election to be regulated as a BDC will have any impact on its federal income tax status, because the Company never elected to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code. Instead, the Company has always been subject to corporate level federal income tax on its income as a regular corporation under Subchapter C of the Internal Revenue Code.

(D)      RECLASSIFICATIONS
--------------------------

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

(E)      GOING CONCERN
----------------------

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2008, the Company has an accumulated deficit of $35,328,582 and had net losses totaling $720,673 for the three months ended March 31, 2008. Additionally, as of March 31, 2008, the Company had total current assets of $1,101,713 and had total current liabilities of $8,416,496. The Company intends to engage in private placement offerings from time to time to provide it with working capital to pay down certain of its debt obligations, for other general corporate and operations uses, and to enable the Company to pursue our strategy to develop and acquire bottled water and New Age beverage brands and distribution platforms. In the event that the Company cannot obtain additional funds when needed, it may be forced to renegotiate some or all of its debt and curtail or cease some or all of its activities.

The Company's subsidiaries are projected to be profitable in 2008 and did have $10,586 in earnings during the first quarter of 2008; however, they will require approximately $400,000 in additional funding for inventory and working capital to achieve profitability. In addition, the Company will require over $4,000,000 to meet its debt service requirements and approximately $600,000 to meet its corporate overhead.

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


(2)      ACQUISITIONS AND DISPOSITIONS

BEVERAGE NETWORK OF MARYLAND, INC.
----------------------------------
On February 23, 2007, the Company completed the purchase of BNM from XStream Beverage Network, Inc. ("XStream"). The transaction was structured as a merger of BNM into the Company's wholly owned subsidiary Global Merger Corp., a Nevada corporation, pursuant to the Agreement and Plan of Merger between the parties dated January 31, 2007, and as amended and completed on February 23, 2007.

Based in Jessup, Maryland, BNM engages in the distribution of beverages in the Mid-Atlantic States.

As a part of the transaction, the Company issued 60,500,000 shares of its common stock and a $2,000,000 note payable to XStream. At closing, the Company paid $229,000 on the note and pursuant to the agreements was required to pay a percentage of any subsequent cash proceeds received from subsequent raises of equity capital to reduce the note balance.

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

The acquisitions were accounted for using the purchase method of accounting and, accordingly, the condensed consolidated statements of operations include the results of BNM beginning February 23, 2007 and AM beginning March 29, 2007. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations. A summary of the estimated fair value of assets acquired and liabilities assumed in the acquisitions follows:

                                        BNM            AM              TOTAL
                                    ------------   ------------    ------------
    Current assets, excluding cash
      and cash equivalents          $    917,221   $    430,014    $  1,347,235
    Property and equipment                88,848         17,387         106,235
    Deposits and other assets             46,372         27,221          73,593
    Customer list                        920,845             --         920,845
    Goodwill                          12,752,323      1,799,433      14,551,756
                                    ------------   ------------    ------------
                                      14,725,609      2,274,055      16,999,664
                                    ------------   ------------    ------------
    Liabilities assumed                1,095,228        352,536       1,447,764
    Notes payable                      3,766,818        190,356       3,957,174
    Guaranty accrued                     968,000             --         968,000
    Common stock issued                8,896,500      1,431,250      10,327,750
                                    ------------   ------------    ------------
                                      14,726,546      1,974,142      16,700,688
                                    ------------   ------------    ------------
    Cash acquired in excess of
      cash (paid)                   $        937   $   (299,913)   $   (298,976)
                                    ============   ============    ============


Unaudited pro forma results of operations for the three months ended March 31, 2007, as if the BNM and AM acquisitions occurred at the beginning of the period follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the date indicated, or which may result in the future. The results of BNM and AM are included for the 2008 period, as reported; accordingly the 2008 period is not included below.

                                                                        2007
                                                                    -----------

           Net revenues                                             $ 2,784,254
           Loss from continuing operations                             (480,429)
                                                                    ===========

           Loss from continuing operations per common share,
                basic and diluted                                   $     (0.01)
                                                                    ===========

SALE OF RUDY BEVERAGE, INC.
---------------------------
On January 18, 2007, the Company executed an agreement with Rudy Partners, Ltd. ("Partners") wherein the Company agreed to sell its 80% interest in Rudy Beverage, Inc. ("Rudy") for an 8% secured promissory note in the amount of $6,000,000 plus assumption of the advances and receivables owed to the Company by Rudy. The agreement closed on May 11, 2007. The note is collateralized by 11,000,000 shares of the Company's common stock held by Partners' owners and was scheduled to be paid in six annual installments of $1,000,000 commencing January 31, 2008. The Company sold the $6,000,000 note for $100,000 in cash and a note receivable in the amount of $600,000 on October 9, 2007. The note was scheduled to be paid in weekly installments of $75,000 commencing October 22, 2007, and the final payment was due December 10, 2007. Only $12,000 of the $600,000 was paid and the Company fully reserved the $588,000 balance at December 31, 2007.

The assets and liabilities of Rudy at March 31, 2007, are as follows:

             Current assets                                         $   452,348
             Property and equipment                                      88,889
             Goodwill                                                   950,000
                                                                    -----------
                  Total assets                                        1,491,237
             Current liabilities                                       (502,971)
                                                                    -----------
                  Net assets of discontinued operations             $   988,266
                                                                    ===========

The loss from operation of discontinued operations at March 31, 2007, may be summarized as follows:

                                                                         2007
                                                                      ---------
             Revenues                                                 $  26,893
             Cost of sales                                               30,989
                                                                      ---------
                  Gross profit                                           (4,096)
             Operating expenses                                         206,022
             Consulting fees                                            625,000
                                                                      ---------
                  Net loss                                            $(835,118)
                                                                      =========


(3)      ACCRUED EXPENSES

Accrued expenses at March 31, 2008 and December 31, 2007 consist of the following:

                                                          2008           2007
                                                       ----------     ----------
             Accured interest                          $  425,560     $  310,325
             Accrued salaries                             348,400        250,439
             Guaranty to note holder for stock
               issued in acquisition of BNM               968,000        968,000
             Other                                        279,120        101,585
                                                       ----------     ----------
                  Total                                $2,021,080     $1,630,349
                                                       ==========     ==========

(4)      NOTES PAYABLE

Notes payable at March 31, 2008 (substantially all delinquent) and December 31, 2007, consist of the following:

                                                                      2008         2007
                                                                   ----------   ----------
Secured convertible promissory notes payable (1)                   $1,326,000   $1,326,000
Note payable to XStream Beverage Network, Inc. with interest
      at 6% (2)                                                     1,072,453    1,072,453
Convertible note payable to XStream, with interest at prime
     plus 2% (2)                                                      700,000           --
Note payable to a profit sharing plan with interest at 14%             71,522       71,522
Demand notes payable to individuals with interest at 12%               50,000       25,000
Note payable to stockholder with interest at 14% due
      February 17, 2008                                                20,000       20,000
                                                                   ----------   ----------
                                                                    3,239,975    2,514,975
                                                                   ----------   ----------
                             DISCOUNTED NOTES
Non-interest bearing note payable to Master Distributor which
     was assumed as a part of the acquisition of BNM (3)            1,771,044    1,740,132
Non-interest bearing notes payable to the former stockholders of Aqua Maestro, Inc.; payable in 9 equal monthly payments of $22,222 commencing on April 15, 2007; discounted at 12%;
     collateralized by inventory of Aqua Maestro                           --       15,749
Non-interest bearing note payable to a company (4)                    215,240      238,530
                                                                   ----------   ----------
                                                                    1,986,284    1,994,411
                                                                   ----------   ----------
          Total notes payable                                      $5,226,259   $4,509,386
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

         As of December 31, 2007, Convertible Notes in the aggregate principal amount of $1,326,000 are in default as the interest due, commencing November 1, 2006, has not been paid. The default rate of interest of 12% is in effect for these Convertible Notes and is included in accrued expenses on the condensed consolidated balance sheets.

         As of February 13, 2008, the Convertible Notes were convertible into common stock at the rate of $0.00675 per share as a result of the conversion of $31,000 principal of the note discussed in (4) below.

    (2) The collateralized note with XStream required payment of 40% of any cash proceeds received by Global from its February 5, 2007 1-E Offering with the remainder payable in monthly installments of $25,000 commencing September 1, 2007. In a Master Security Agreement, Global granted XStream a continuing security interest in substantially all of its assets as collateral as long as any obligation arising from the Agreement and Plan of Merger, as amended remained outstanding. In addition, pursuant to a Stock Pledge Agreement, the BNM stock owned by Global was pledged as additional collateral on the obligations of Global to XStream, and BNM guarantees the Global obligations to XStream.

         On January 23, 2008, the Company entered into a Stock Repurchase Agreement with XStream by which we repurchased the 60,500,000 shares of our common stock originally issued to XStream. As consideration for the purchase, we issued a convertible note in the principal amount of $700,000. The convertible note bears interest at the prime rate plus 2% and matures on October 31, 2008 and is convertible into shares of our common stock as the conversion price specified in the Stock Repurchase Agreement with XStream if we default in the repayment of amounts due under the convertible note or if we fail to pay $500,000 to Laurus Master Fund, Ltd. ("Laurus") on or before May 1, 2008 pursuant to the letter agreement described in the following paragraph. Global is delinquent on the May 1, 2008 payment.

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

         A total of $31,000 in principal of this note was converted into 4,592,593 shares of the Company's common stock on February 13, 2008.

The three discounted notes may be summarized as follows at March 31, 2008 and December 31, 2007:

                                                      2008               2007
                                                   -----------      -----------
       Face value of discounted notes payable      $ 2,053,202      $ 2,099,951
       Discount                                        (66,918)        (105,540)
                                                   -----------      -----------
         Present value of discounted notes         $ 1,986,284      $ 1,994,411
                                                   ===========      ===========


(5)      EQUITY

COMMON STOCK:
-------------
The Company is authorized to issue up to 950,000,000 shares of common stock, par value $.001. There were 159,260,094 shares issued and 98,760,094 shares outstanding and 60,500,000 shares in treasury at March 31, 2008 and 147,567,501 issued and outstanding at December 31, 2007.

STOCK REPURCHASE AGREEMENT:
---------------------------
On January 23, 2008, we entered into a Stock Repurchase Agreement with XStream by which we repurchased the 60,500,000 shares of our common stock originally issued to XStream. As consideration for the purchase, we issued a convertible note in the principal amount of $700,000 (the "XStream Convertible Note"). The XStream Convertible Note bears interest at the prime rate plus 2% and matures on October 31, 2008. The XStream Convertible Note is convertible into shares of our common stock as the conversion price specified in the Stock Repurchase Agreement with XStream if we default in the repayment of amounts due under the XStream Convertible Note or if we fail to pay $500,000 to Laurus Master Fund, Ltd. ("Laurus") on or before May 1, 2008 pursuant to the letter agreement described in the following paragraph.

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

Simultaneously, and in conjunction with, the stock repurchase and the Letter Agreement discussed above, we entered into a second amendment ("Amendment No. 2") of the XStream Secured Note. Amendment No. 2 accelerated the maturity date of the note from March 31, 2011 to October 31, 2008 and removed the requirement for monthly payments of $25,000. The XStream Secured Note has a principal balance of $1,072,453 and accrued interest of $45,785 at March 31, 2008.

PREFERRED STOCK:
----------------
The Company is authorized to issue up to 50,000,000 shares of preferred stock at $0.001 par value. At March 31, 2008, there were no preferred shares issued or outstanding.

OPTIONS:
--------
The Company recognizes amortization expense on a straight-line basis over the requisite service period for each stock option grant. Total stock-based amortization expense recognized was $145,162 and $20,225 during the three months ended March 31, 2008 and 2007, respectively. The 2008 amount includes $124,938 calculated using the Black Scholes method for 12,620,000 options granted to employees on January 2, 2008.


(6)      COMMITMENTS AND CONTINGENCIES

GENERAL - The Company's commitments and contingencies include the usual obligations which arise in the normal course of business. In the opinion of management, these matters are not expected to have a material adverse effect on the Company's financial position and results of operations.

OTHER ITEMS -
Global has an office lease which requires monthly rental of $4,455 through May 31, 2008; $5,198 through May 31, 2009; and $5,940 through May 31, 2011. Aqua
Maestro has a warehouse lease which requires monthly rental of $4,938 through October 2008 and $5,089 through December 2008 and an office lease which requires monthly rental of $2,100 through May 31, 2008 and $2,205 through May 31, 2009. Beverage Network of Maryland has an office and warehouse lease which begins April 1, 2008 at $26,284 per month. The lease is with Master Distributors, a note holder and is for a five year term with annual 3% increases.

Future minimum lease payments, are 2008 (nine months) - $319,000; 2009 - $406,000; 2010 - $376,000; 2011 - $371,000; 2012 - $352,000; and 2013 - $89,000.

GUARANTY - The Company issued a non-interest bearing note in the amount of $2,000,000 together with 4,000,000 shares of the Company's common stock to a creditor of BNM. The Company has guaranteed that the creditor will receive at least $3,000,000 from the note and the stock, providing the shares are sold by February 23, 2009. The Company also guaranteed payment of salary to two individuals by BNM in the total amount of $134,000 for 2007 and $26,000 for 2008, 2009 and 2010 and guaranteed reimbursement of expenses and payment of health benefits for the same periods. Included in accrued expenses is $968,000 as an estimate of the potential cost of satisfying the guaranty.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we will evaluate our estimates and judgments, including those related to revenue recognition, valuation of investments in portfolio companies, accrued expenses, financing operations, contingencies and litigation. We will base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the "Notes to Financial Statements" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

WITHDRAWAL OF ELECTION TO BE TREATED AS A BDC
---------------------------------------------

On July 13, 2007, we filed our preliminary information statement on Schedule 14C and on October 2, 2007, we filed our definitive information statement on
Schedule 14C which was provided on behalf of our board of directors ("Board") to record holders of shares of our common stock ("Shareholders") as of the close of business on the record date of July 12, 2007. This information statement provided notice that the Board has recommended, and holders of a majority of the voting power of our common stock have voted to approve authorization to the Board to withdraw our election to be treated as a business development company under the 1940 Act. The action became effective upon our filing a Form N-54C with the Securities and Exchange Commission on January 2, 2008.


                         OVERVIEW AND BUSINESS STRATEGY

Subsequent to the filing of the Form N-54C on January 2, 2008, the Company intends to pursue a business model whereby it would acquire majority ownership stakes in beverage-related companies (the "New Business Model"). In this regard, the Company would remain active in the imported bottled water category and New Age beverage category through its two wholly owned entities: Aqua Maestro and Beverage Network of Maryland.

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

Beverage Network of Maryland is a New Age distributor based in Jessup, Maryland and distributes brands such as Welch's to retailers in Washington DC, Northern Virginia, and the entire state of Maryland.

Our strategy is to grow the third party branded revenue base in each of these entities while developing and/or acquiring bottled water or New Age beverage brands. Thus, through these entities, we will sell our own proprietary brands as well as third party brands.

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2008 AND 2007
--------------------------------------------------------

Product sales and cost of product sold for the three months ended March 31, 2008 and the pro forma product sales and cost of product sold for the three months ended March 31, 2007 as if the acquisitions of BNM and AM had occurred at January 1, 2007 are as follows:

                                                     2008               2007
                                                  ----------         ----------
                                                                     (PRO FORMA)

Product sales                                     $2,572,256         $2,784,254
Cost of product sold                               1,717,807          1,955,702
                                                  ----------         ----------
     Gross profit                                 $  854,449         $  828,552
                                                  ==========         ==========

     Gross profit percentage                         33.2%              29.8%


Product sales declined $211,998 (7.6%) in 2008 as compared to 2007. This includes $196,473 in sales by BNM. The decline in BNM sales is primarily due to dropping a higher volume product with lower gross profit margin. This sales decline was partially offset by sales of higher margin products and resulted in an increase in gross profit percentage from 29.8% to 33.2% in 2008. AM sales remained relatively stable between the years.

Operating expenses for the three months ended March 31, 2008 and the pro forma operating expenses for the three months ended March 31, 2007 as if the acquisitions of BNM and AM had occurred at January 1, 2007 are as follows:

                                                            2008        2007
                                                         ----------  ----------
                                                                     (PRO FORMA)

Compensation and benefits                                $  526,739  $  568,490
Non-cash compensation                                        78,000          --
Professional fees                                           194,253     171,598
Amortization of intrinsic value of common stock options     145,162      20,225
Rent and utilities                                           72,533      72,168
Other selling, general and administrative expenses          354,802     403,333
                                                         ----------  ----------
Total                                                    $1,371,489  $1,235,814
                                                         ==========  ==========

Operating expenses increased $135,675 (11.0%) in total. The amortization of the intrinsic value of stock options increased $124,937 and other non-cash compensation amounted to $78,000 for a total of $202,937 in non-cash compensation increases. Accordingly, expenses requiring cash payments decreased approximately $67,000 (5.4%). Professional fees have been high primarily due to the acquisitions in 2007, the withdrawal as a BDC effective at the beginning of 2008 and negotiating debt extensions.

Interest expense was $203,633 in 2008 as compared to $66,042 in 2007. The increase is primarily due to the debt incurred in the acquisition of BNM which was outstanding for one month in 2007 and the full three months of 2008.

Discontinued operations consist of the operations of Rudy Beverage, Inc. for the three months ended March 31, 2007, as discussed in Note 2.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 2008, we had a working capital deficit of $7,314,783 as compared to $6,136,234 at December 31, 2007. The increase in working capital deficit of $1,178,549 during the 2008 quarter was primarily the result of using working capital to acquire treasury stock in the amount of $700,000, the net loss of $720,673 and less the increases to common stock and additional paid-in capital in the amount of $255,053 as a result of stock and options issued.

As of March 31, 2008, the Company had an accumulated deficit totaling $35,328,582. The Company also had a net loss of $720,673 during the three months ended March 31, 2008.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through debt and equity financing arrangements which management believes should be sufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results. (See Note 1E)


Off Balance Sheet Arrangements
------------------------------

         o    None.

Contractual Obligations
-----------------------

         o    See Note 6 regarding operating leases.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 4:  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2008. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO concluded that the Company's current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such information is accumulated and communicated to the Company's management, including the CEO, as appropriate to allow timely decisions regarding required disclosure. However, the Company had a personnel change in the first quarter, which did delay completion of the information relating to the Company required to be disclosed in reports to be filed with the SEC.

(b)  Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1:  LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceeding.

ITEM 1A: RISK FACTORS

There were no material changes from the risk factors previously disclosed in our 2007 annual report on Form 10-K.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2008, we issued our common stock in the following transactions:

    o 4,000,000 shares were issued to directors and employees for past services;
    o 3,000,000 shares were issued to a consultant for services to be performed during 2008;
    o 4,592,593 shares were issued in exchange for $31,000 in convertible debt; and
    o 100,000 shares were issued to a note holder of Aqua Maestro as consideration for delaying the due date of the note.

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

                         GLOBAL BEVERAGE SOLUTIONS, INC.



         Date:    May 20, 2008                   By:    /s/ Jerry Pearring
                                                        ------------------------
                                                        Jerry Pearring,
                                                        Chief Executive Officer
                                                        President