Form 10-Q
period 2008-06-30
Global Beverage Solutions, Inc.
filed 2008-08-19
CIK 1084133

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                        For Quarter Ended: JUNE 30, 2008


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

                    1595 N. W. 1ST COURT BOCA RATON, FL 33432
               (Address of principal executive office) (Zip code)


                                 (954) 473-0850
                           (Issuer's telephone number)


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

Large accelerated filer [ ]                  Accelerated filer [ ]
Non-accelerated filer   [ ]                  Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

The number of shares outstanding of registrant's common stock, par value $0.001 per share, as of August 12, 2008 was 98,760,094 shares.

                GLOBAL BEVERAGE SOLUTIONS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                        Page
                                                                                                         No.

Part I            Financial Information (unaudited)

      Item 1:     Condensed Consolidated Financial Statements

                  Balance Sheets as of June 30, 2008 and December 31, 2007                                3
                  Statements of Operations - For the Three and Six Months Ended June 30, 2008 and
                  2007                                                                                    4
                  Statements of Cash Flows - For the Six Months Ended March 31, 2008 and 2007             6
                  Notes to Condensed Financial Statements                                                 8
      Item 2:     Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                             20
      Item 3:     Quantitative and Qualitative Disclosure about Market Risk                              25
      Item 4T:    Controls and Procedures                                                                25

Part II           Other Information                                                                      26

      Item 1:     Legal Proceedings                                                                      26
      Item 1A:    Risk Factors                                                                           26
      Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds                            26
      Item 3:     Defaults Upon Senior Securities                                                        26
      Item 4:     Submission of Matters to a Vote of Security Holders                                    26
      Item 5:     Other Information                                                                      26
      Item 6:     Exhibits                                                                               26

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                                    GLOBAL BEVERAGE SOLUTIONS, INC.
                                 Condensed Consolidated Balance Sheets
                                  June 30, 2008 and December 31, 2007
                                              (Unaudited)

                                                                           2008              2007
                                                                       ------------      ------------
ASSETS
  Cash and cash equivalents                                            $      2,600      $      3,383
  Accounts receivable, net of allowance of $18,000 at
     June 30, 2008 and December 31, 2007, respectively                      310,131           364,225
  Inventory, principally finished goods                                     562,744         1,211,293
  Prepaid expenses and other assets                                          41,542            38,184
                                                                       ------------      ------------
     Total current assets                                                   917,017         1,617,085
Property and equipment, net                                                  34,092            58,176
Goodwill                                                                  2,063,054         1,990,804
Other, net                                                                   73,385            73,426
                                                                       ------------      ------------
          Total assets                                                 $  3,087,548      $  3,739,491
                                                                       ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                     $  1,067,679      $  1,511,740
  Accrued expenses                                                        1,806,287         1,630,349
  Cash overdraft                                                                 --            64,945
  Non-interest bearing advances from officer                                123,900            36,900
  Notes payable                                                           5,480,686         4,509,386
                                                                       ------------      ------------
     Total current liabilities                                            8,478,552         7,753,320
                                                                       ------------      ------------

Commitments and contingencies (Note 6)

Stockholders' Deficit
  Preferred stock; $0.001 par value; 50,000,000 shares authorized;
     no shares issued and outstanding                                            --                --
  Common stock; $0.001 par value; 950,000,000 shares authorized;
     159,260,094 shares issued and 98,760,094 shares outstanding at June 30, 2008; 147,567,501 shares issued and outstanding
     at December 31, 2007                                                   159,260           147,567
  Additional paid in capital                                             30,710,108        30,486,962
  Deferred option compensation                                                   --           (40,449)
  Accumulated deficit                                                   (35,560,372)      (34,607,909)
  Treasury stock (60,500,000 shares, at cost)                              (700,000)               --
                                                                       ------------      ------------
                                                                         (5,391,004)       (4,013,829)
                                                                       ------------      ------------
          Total liabilities and stockholders' deficit                  $  3,087,548      $  3,739,491
                                                                       ============      ============


        See accompanying notes to condensed consolidated financial statements.



                         GLOBAL BEVERAGE SOLUTIONS, INC.
                 Condensed Consolidated Statements of Operations
                For the Three Months Ended June 30, 2008 and 2007
                                   (Unaudited)


                                                                   2008                2007
                                                              -------------      -------------
REVENUES:
  Product sales                                               $   2,178,256      $   2,859,703
  Cost of product sold                                            1,280,090          2,140,328
                                                              -------------      -------------
                                                                    898,166            719,375
                                                              -------------      -------------

OPERATING EXPENSES:
  Officer and employee compensation and benefits                    544,001            550,963
  Professional fees                                                  80,540            106,690
  Amortization of intrinsic value of common stock options            20,225             20,225
  Rent and utilities                                                116,744            107,827
  Other selling, general and administrative expense                 204,478            459,606
                                                              -------------      -------------
                                                                    965,988          1,245,311
                                                              -------------      -------------
OPERATING LOSS FROM CONTINUING OPERATIONS                           (67,822)          (525,936)
                                                              -------------      -------------

OTHER EXPENSE
  Interest expense                                                 (163,968)          (154,137)
  Loss on sale of subsidiary                                             --           (669,853)
                                                              -------------      -------------
     Total other expense                                           (163,968)          (823,990)
                                                              -------------      -------------
LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS                (231,790)        (1,349,926)
     INCOME TAXES                                                        --                 --
                                                              -------------      -------------
LOSS FROM CONTINUING OPERATIONS                                    (231,790)        (1,349,926)

DISCONTINUED OPERATIONS:
  Loss from discontinued operations with no tax benefit                  --           (153,313)
                                                              -------------      -------------
NET LOSS                                                      $    (231,790)     $  (1,503,239)
                                                              =============      =============

Net loss per common share, basic and diluted
  Continuing operations                                       $      (0.002)     $      (0.009)
  Discontinued operations                                                --             (0.001)
                                                              -------------      -------------
                                                              $      (0.002)     $      (0.010)
                                                              =============      =============

Weighted average common shares outstanding                       98,760,094        147,267,501
                                                              =============      =============


        See accompanying notes to condensed consolidated financial statements.


                                GLOBAL BEVERAGE SOLUTIONS, INC.
                        Condensed Consolidated Statements of Operations
                        For the Six Months Ended June 30, 2008 and 2007
                                          (Unaudited)


                                                                  2008                  2007
                                                              -------------      -------------
REVENUES:
  Product sales                                               $   4,750,512      $   3,671,398
  Cost of product sold                                            2,997,897          2,759,469
                                                              -------------      -------------
                                                                  1,752,615            911,929
                                                              -------------      -------------

OPERATING EXPENSES:
  Officer and employee compensation and benefits                  1,070,740            761,425
  Non-cash compensation                                              78,000              1,500
  Professional fees                                                 274,793            268,174
  Amortization of intrinsic value of common stock options           165,387             40,450
  Rent and utilities                                                189,277            110,433
  Other selling, general and administrative expense                 559,280            585,800
                                                              -------------      -------------
                                                                  2,337,477          1,767,782
                                                              -------------      -------------
OPERATING LOSS FROM CONTINUING OPERATIONS                          (584,862)          (855,853)
                                                              -------------      -------------

OTHER EXPENSE
  Interest expense                                                 (367,600)          (220,179)
  Loss on sale of investments                                            --           (669,853)
                                                              -------------      -------------
     Total other expense                                           (367,600)          (890,032)
                                                              -------------      -------------
LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS                (952,462)        (1,745,885)
     INCOME TAXES                                                        --                 --
                                                              -------------      -------------
LOSS FROM CONTINUING OPERATIONS                                    (952,462)        (1,745,885)

DISCONTINUED OPERATIONS:
  Loss from discontinued operations with no tax benefit                  --           (988,430)
                                                              -------------      -------------
NET LOSS                                                      $    (952,462)     $  (2,734,315)
                                                              =============      =============

Net loss per common share, basic and diluted
  Continuing operations                                       $      (0.009)     $      (0.015)
  Discontinued operations                                                --             (0.009)
                                                              -------------      -------------
                                                              $      (0.009)     $      (0.024)
                                                              =============      =============

Weighted average common shares outstanding                      102,890,635        115,674,456
                                                              =============      =============

        See accompanying notes to condensed consolidated financial statements.




                                   GLOBAL BEVERAGE SOLUTIONS, INC.
                           Condensed Consolidated Statements of Cash Flows
                           For the Six Months Ended June 30, 2008 and 2007
                                             (Unaudited)

                                                                         2008             2007
                                                                      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $  (952,462)     $(2,734,315)
  Discontinued operations                                                      --          988,430
                                                                      -----------      -----------
                                                                         (952,462)      (1,745,885)
  Adjustments to reconcile net loss to net cash provided
  by operating activities:
          Amortization of intrinsic value of common stock options         165,387           40,450
          Depreciation                                                     25,126          161,507
          Common stock issued for services                                 78,000            1,500
          Amortization of notes payable discount                           95,315           69,281
          Loss on sale of subsidiary                                           --          669,853
          Common stock issued for interest                                    900               --
          Changes in operating assets and liabilities:
               Accounts receivable                                         28,385           33,239
               Inventory                                                  648,549            1,082
               Deposits and prepaid expenses                               66,019          (69,243)
               Accounts payable                                          (302,167)        (277,839)
               Accrued expenses                                           219,184          222,836
               Non-interest bearing advances from an officer               62,000               --
                                                                      -----------      -----------
                    Net cash provided by operating activities             134,236         (893,219)
                                                                      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid in excess of cash received in acquisitions                         --         (298,976)
  Earn-out provision of Aqua Maestro, Inc. acquisition                    (72,251)              --
  Purchase of property and equipment                                       (1,000)          (1,590)
                                                                      -----------      -----------
                    Net cash provided by investing activities             (73,251)        (300,566)
                                                                      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issued for cash                                                 --        2,210,898
  Cash overdraft                                                          (50,469)         (37,196)
  Loan proceeds                                                             4,450           74,900
  Repayment of notes payable                                              (15,749)      (1,053,120)
                                                                      -----------      -----------
                    Net cash provided by financing activities             (61,768)       1,195,482
                                                                      -----------      -----------
Net increase (decrease) in cash and cash equivalents                         (783)           1,697
Cash and cash equivalents, beginning of period                              3,383              472
                                                                      -----------      -----------
Cash and cash equivalents, end of period                              $     2,600      $     2,169
                                                                      ===========      ===========

                                                                                         (Continued)
        See accompanying notes to condensed consolidated financial statements.





                                   GLOBAL BEVERAGE SOLUTIONS, INC.
                     Condensed Consolidated Statements of Cash Flows, Continued
                           For the Six Months Ended June 30, 2008 and 2007
                                             (Unaudited)

                                                                               2008            2007
                                                                            ----------     ----------

Supplemental Cash Flow Information:
  Cash paid for interest and income taxes:
     Interest                                                               $   26,850     $   27,470
     Income taxes                                                                   --             --

  Non-cash investing and financing activities: Common stock issued for:
        Convertible debt                                                        31,000             --
        Amounts due Rudy Ruettiger by Rudy Beverage, Inc.                           --        625,000
        Acquisition of Beverage Networks of Maryland, Inc.                          --      8,896,500
        Acquisition of Aqua Maestro, Inc.                                           --      1,431,250
        Liability of Rudy Beverage, Inc.                                            --          7,458
     Notes payable issued as partial consideration for:
        Acquisition of Beverage Networks of Maryland, Inc.                          --      3,704,652
        Acquisition of Aqua Maestro, Inc.                                           --        190,356

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

(B)      CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company and are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X without audit. Except as discussed below under "Operation as a BDC" and disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's December 31, 2007 Form 10-K as filed with the SEC. However, the Form 10-K was not on a consolidated basis due to the Company's business development company ("BDC") reporting status and the March 31, 2008 Form 10-Q is on a consolidated basis as the Company is no longer a BDC. As discussed under "Operation as a BDC" below, the December 31, 2007 and June 30, 2007 amounts disclosed in this 10-Q have been retrospectively applied to be comparable with the June 30, 2008 amounts. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of the three and six months ended June 30, 2008 and June 30, 2007, and the results of operations and cash flows for all periods presented have been made.

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


(E)      GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2008, the Company has an accumulated deficit of $35,560,372 and had net losses totaling $952,462 for the six months ended June 30, 2008. Additionally, as of June 30, 2008, the Company had total current assets of $917,017 and had total current liabilities of $8,478,552. The Company intends to engage in private placement offerings from time to time to provide it with working capital to pay down certain of its debt obligations, for other general corporate and operations uses, and to enable the Company to pursue our strategy to develop and acquire bottled water and New Age beverage brands and distribution platforms. In the event that the Company cannot obtain additional funds when needed, it may be forced to renegotiate some or all of its debt and curtail or cease some or all of its activities.

The Company's subsidiaries did have $146,087 in earnings during the six months ended June 30, 2008; however, that profit came from the termination of the FIJI distribution agreement, in which FIJI forgave $304,542.81 in accounts payable and provided $151,472.50 of inventory. In order to maintain profitability the subsidiaries will require approximately $500,000 in additional funding for inventory and working capital to achieve profitability. In addition, the Company will require over $4,000,000 to satisfy its debt service requirements and approximately $600,000 to meet its corporate overhead.

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

                                         BNM              AM              TOTAL
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
                                  ============    ============     ============

Unaudited pro forma results of operations for the six months ended June 30, 2007, as if the BNM and AM acquisitions occurred at the beginning of the period follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the date indicated, or which may result in the future. The results of BNM and AM are included for the 2008 period, as reported; accordingly the 2008 period is not included below.

Net revenues                                          $ 5,650,428
Loss from continuing operations                          (483,819)
                                                      ===========

Loss from continuing operations per common share,
     basic and diluted                                $    (0.004)
                                                      ===========

SALE OF RUDY BEVERAGE, INC.
On January 18, 2007, the Company executed an agreement with Rudy Partners, Ltd. ("Partners") wherein the Company agreed to sell its 80% interest in Rudy Beverage, Inc. ("Rudy") for an 8% secured promissory note in the amount of $6,000,000 plus assumption of the advances and receivables owed to the Company by Rudy. The agreement closed on May 11, 2007. The note is collateralized by 11,000,000 shares of the Company's common stock held by Partners' owners and was scheduled to be paid in six annual installments of $1,000,000 commencing January 31, 2008. The Company sold the $6,000,000 note for $100,000 in cash and a note receivable in the amount of $600,000 on October 9, 2007. The note was scheduled to be paid in weekly installments of $75,000 commencing October 22, 2007, and the final payment was due December 10, 2007. Only $12,000 of the $600,000 was paid and the Company fully reserved the $588,000 balance at December 31, 2007. As of June 30, 2008 the Company has not been paid the amount owed.

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
                       =========

In addition, expenses of $153,313 were taken in the three months ended June 30, 2007, for a total of $988,430 for losses from discontinued operations.

(3)      ACCRUED EXPENSES

Accrued expenses at June 30, 2008 and December 31, 2007 consist of the following:

                                                2008           2007
                                             ----------     ----------

Accured interest                             $  302,485     $ 310,3255
Accrued salaries                                503,685        250,439
Guaranty to note holder for stock issued
  in acquisition of BNM                         968,000        968,000
Other                                            32,117        101,585
                                             ----------     ----------
     Total                                   $1,806,287     $1,630,349
                                             ==========     ==========

(4)      NOTES PAYABLE

Notes payable at June 30, 2008 (substantially all delinquent) and December 31, 2007, consist of the following:


Secured convertible promissory notes payable (1)                     $1,326,000     $1,326,000
Note payable to XStream Beverage Network, Inc. with interest
      at 6% (2)                                                       1,145,631      1,072,453
Convertible note payable to XStream, with interest at prime
     plus 2% (2)                                                        700,000             --
Note payable to a profit sharing plan with interest at 14%               71,522         71,522
Demand notes payable to individuals with interest at 12%                  4,450         25,000
Note payable to stockholder with interest at 14% due
      February 17, 2008                                                  20,000         20,000
                                                                     ----------     ----------
                                                                      3,267,603      2,514,975
                                                                     ----------     ----------
                             DISCOUNTED NOTES
Non-interest bearing note payable to Master Distributor which
     was assumed as a part of the acquisition of BNM (3)              1,995,302      1,740,132
Non-interest bearing notes payable to the former stockholders of Aqua Maestro, Inc.; payable in 9 equal monthly payments of $22,222 commencing on April 15, 2007; discounted at 12%;
     collateralized by inventory of Aqua Maestro                             --         15,749
Non-interest bearing note payable to a company (4)                      217,781        238,530
                                                                     ----------     ----------
                                                                      2,213,083      1,994,411
                                                                     ----------     ----------
          Total notes payable                                        $5,480,686     $4,509,386
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

The three discounted notes may be summarized as follows at June 30, 2008 and December 31, 2007:

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
                                           ===========      ===========

(5)      EQUITY

COMMON STOCK:
------------
The Company is authorized to issue up to 950,000,000 shares of common stock, par value $.001. There were 159,260,094 shares issued and 98,760,094 shares outstanding and 60,500,000 shares in treasury at June 30, 2008 and 147,567,501 issued and outstanding at December 31, 2007.

STOCK REPURCHASE AGREEMENT:
--------------------------
On January 23, 2008, we entered into a Stock Repurchase Agreement with XStream by which we repurchased the 60,500,000 shares of our common stock originally issued to XStream. As consideration for the purchase, we issued a convertible note in the principal amount of $700,000 (the "XStream Convertible Note"). The XStream Convertible Note bears interest at the prime rate plus 2% and matures on October 31, 2008. The XStream Convertible Note is convertible into shares of our common stock as the conversion price specified in the Stock Repurchase Agreement with XStream if we default in the repayment of amounts due under the XStream Convertible Note or if we fail to pay $500,000 to Laurus Master Fund, Ltd. ("Laurus") on or before May 1, 2008 pursuant to the letter agreement described in the following paragraph.

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

Simultaneously, and in conjunction with, the stock repurchase and the Letter Agreement discussed above, we entered into a second amendment ("Amendment No. 2") of the XStream Secured Note. Amendment No. 2 accelerated the maturity date of the note from March 31, 2011 to October 31, 2008 and removed the requirement for monthly payments of $25,000. The XStream Secured Note has a principal balance of $1,072,453 and accrued interest of $62,475 at June 30, 2008.

PREFERRED STOCK:
---------------
The Company is authorized to issue up to 50,000,000 shares of preferred stock at $0.001 par value. At June 30, 2008, there were no preferred shares issued or outstanding.

OPTIONS:
The Company recognizes amortization expense on a straight-line basis over the requisite service period for each stock option grant. Total stock-based amortization expense recognized was zero $20,225 and $20,225 during the three months ended June 30, 2008 and 2007, respectively. Total stock-based amortization expense was $165,387 and $40,450 during the six months ended June 30, 2008 and 2007, respectively. The 2008 amount includes $124,938 calculated using the Black Scholes method for 12,620,000 options granted to employees on January 2, 2008.


(6)     COMMITMENTS AND CONTINGENCIES

GENERAL - The Company's commitments and contingencies include the usual obligations which arise in the normal course of business. In the opinion of management, these matters are not expected to have a material adverse effect on the Company's financial position and results of operations.

OTHER ITEMS -
On June 1, 2008 Global consolidated its previous corporate office with the Aqua Maestro office which requires monthly rental of $2,100 through May 31, 2008 and $2205 through May 31, 2009. Aqua Maestro also has a warehouse lease which requires monthly rental of $4,938 through October 2008 and $5,089 through December 2008. Beverage Network of Maryland has an office and warehouse lease which begins April 1, 2008 at $26,284 per month. The lease is with Master Distributors, a note holder and is for a five year term with annual 3% increases.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Product sales and cost of product sold for the three months ended June 30, 2008 and 2007 are as follows:

                                   2008             2007
                                 ----------      ----------
                                                 (PRO FORMA)

Product sales                    $2,178,256      $2,859,703
Cost of product sold              1,280,090       2,140,329
                                 ----------      ----------
     Gross profit                $  898,166      $  719,374
                                 ==========      ==========

     Gross profit percentage           41.2%           25.2%

Product sales and cost of product sold for the six months ended June 30, 2008 and the pro forma product sales and cost of product sold for the six months ended June 30, 2007 as if the acquisitions of BNM and AM had occurred at January 1, 2007 are as follows:

                                    2008            2007
                                 ----------      ----------
                                                (PRO FORMA)

Product sales                    $4,750,512      $5,643,957
Cost of product sold              2,997,897       4,096,031
                                 ----------      ----------
     Gross profit                $1,752,615      $1,547,926
                                 ==========      ==========

     Gross profit percentage           36.9%           27.4%


Product sales declined $681,447 (23.8%) for the three months ended June 30, 2008 as compared to the same period in 2007. For the six month period ended June 30, 2008, product sales were $893,445 lower, or (15.8%), as compared to the same period in 2007. Sales for BNM were $3,700,678 compared to $4,489,834, for the six month period ended June 30, 2008. The decline in BNM sales is primarily due to dropping a higher volume product with lower gross profit margin. This sales decline was partially offset by sales of higher margin products and resulted in an increase in gross profit percentage from 36.9% to 27.4% for the six months ended June 30, 2008 and 2007. During the three month period ended June 30, 2008, gross profit was significantly higher in part due to the termination of the FIJI which included inventory valued at $151,472.50 at no cost to the company. .AM sales remained relatively stable between the two periods ended June 30, 2008.

Operating expenses for the three months ended June 30, 2008 and 2007 are as follows:


                                                               2008           2007
                                                            ----------     ----------
                                                                           (PRO FORMA)

Compensation and benefits                                   $  544,001     $  550,962
Professional fees                                               80,540        106,690
Amortization of intrinsic value of common stock options         20,225         20,225
Rent and utilities                                             116,744        107,827
Other selling, general and administrative expenses             204,478        459,606
                                                            ----------     ----------
Total                                                       $  965,988     $1,245,310
                                                            ==========     ==========

Operating expenses for the six months ended June 30, 2008 and the pro forma operating expenses for the six months ended June 30, 2007 as if the acquisitions of BNM and AM had occurred at January 1, 2007 are as follows:


                                                               2008           2007
                                                            ----------     ----------
                                                                          (PRO FORMA)

Compensation and benefits                                   $1,070,740     $1,119,452
Non-cash compensation                                           78,000          1,500
Professional fees                                              274,793        278,288
Amortization of intrinsic value of common stock options        165,387         40,450
Rent and utilities                                             189,277        179,995
Other selling, general and administrative expenses             559,280        861,439
                                                            ----------     ----------
Total                                                       $2,337,477     $2,481,124
                                                            ==========     ==========

Operating expenses decreased $279,322 (22.4%) for the three months ended June 30, 2008 compared to the same period in 2007. Operating expenses decreased $143,647 (5.8%) for the six months ended June 30, 2008 compared to the same period in 2007. The amortization of the intrinsic value of stock options increased $124,937 and other non-cash compensation amounted to an increase of $76,500 for a total of $201,437 in non-cash compensation increases. Professional fees were higher in 2007 primarily due to the acquisitions in 2007, the withdrawal as a BDC effective at the beginning of 2008 and negotiating debt extensions.

Interest expense was $367,600 in 2008 as compared to $220,179 in 2007. The increase is primarily due to the debt incurred in the acquisition of BNM which was outstanding for a longer period 2007 than in 2008.

Loss on investments was incurred in the three months ended June 30, 2007 for $669,853 due to an unrealized depreciation in the note with Rudy Partners of $1,658,283.

Discontinued operations consist of the operations of Rudy Beverage, Inc. for the three and six months ended June 30, 2007, as discussed in Note 2.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, we had a working capital deficit of $7,561,536 as compared to $6,136,234 at December 31, 2007. The increase in working capital deficit of $1,425,302 during 2008 was primarily the result of using working capital to acquire treasury stock in the amount of $700,000, the net loss of $952,462 and less the increases to common stock and additional paid-in capital in the amount of $255,053 as a result of stock and options issued. Net cash used in operating activities was $134,236.

As of June 30, 2008, the Company had an accumulated deficit totaling $35,560,372. The Company also had a net loss of $952,462 during the six months ended June 30, 2008.

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

o        None.

CONTRACTUAL OBLIGATIONS

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

(b)  Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                              GLOBAL BEVERAGE SOLUTIONS, INC.



         Date:    August 19, 2008             By:      /s/ Jerry Pearring
                                                       -------------------------
                                                       Jerry Pearring,
                                                       President and Chief
                                                       Executive Officer