Form 10-Q
period 2008-09-30
Global Beverage Solutions, Inc.
filed 2008-11-18
CIK 1084133

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                      For Quarter Ended: SEPTEMBER 30, 2008


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

The number of shares outstanding of registrant's common stock, par value $0.001 per share, as of November 8, 2008 was 99,160,094 shares.



                GLOBAL BEVERAGE SOLUTIONS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                        Page
                                                                                                         No.
                                                                                                       ------
Part I            Financial Information (unaudited)

      Item 1:     Condensed Consolidated Financial Statements

                  Balance Sheets as of September 30, 2008 and December 31, 2007                           3
                  Statements of Operations - For the Three and Nine Months
                    Ended September 30, 2008 and 2007                                                     5
                  Statements of Cash Flows - For the Nine Months Ended
                  September 30, 2008 and 2007                                                             6
                  Notes  to Condensed Financial Statements                                                8
      Item 2:     Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                             20
      Item 3:     Quantitative and Qualitative Disclosure about Market Risk                              25
      Item 4T:    Controls and Procedures                                                                25

Part II           Other Information                                                                      26

      Item 1:     Legal Proceedings                                                                      26
      Item 1A:    Risk Factors                                                                           26
      Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds                            26
      Item 3:     Defaults Upon Senior Securities                                                        26
      Item 4:     Submission of Matters to a Vote of Security Holders                                    26
      Item 5:     Other Information                                                                      26
      Item 6:     Exhibits                                                                               28


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                                     GLOBAL BEVERAGE SOLUTIONS, INC.
                                  Condensed Consolidated Balance Sheets
                                 September 30, 2008 and December 31, 2007
                                               (Unaudited)

                                                                               2008               2007
                                                                          ------------      ------------
ASSETS
  Cash and cash equivalents                                               $      3,000      $      3,383
  Accounts receivable, net of allowance of $18,000 at
     September 30, 2008 and December 31, 2007, respectively                    310,884           364,225
  Inventory, principally finished goods                                        581,347         1,211,293
  Prepaid expenses and other assets                                             33,492            38,184
                                                                          ------------      ------------
     Total current assets                                                      928,723         1,617,085
Property and equipment, net                                                     60,227            58,176
Goodwill                                                                     2,063,054         1,990,804
Other, net                                                                      73,385            73,426
                                                                          ------------      ------------
          Total assets                                                    $  3,125,389      $  3,739,491
                                                                          ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                        $  1,005,330      $  1,511,740
  Accrued expenses                                                           1,950,850         1,630,349
  Cash overdraft                                                                42,744            64,945
  Non-interest bearing advances from officer                                   116,250            36,900
  Notes payable                                                              5,700,384         4,509,386
                                                                          ------------      ------------
     Total current liabilities                                               8,815,558         7,753,320
                                                                          ------------      ------------

Commitments and contingencies (Note 6)

Stockholders' Deficit
  Preferred stock; $0.001 par value; 50,000,000 shares authorized;
     no shares issued and outstanding                                               --                --
  Common stock; $0.001 par value; 950,000,000 shares authorized;
     159,660,094 shares issued and 99,160,094 shares outstanding at September 30, 2008; 147,567,501 shares issued and outstanding
     at December 31, 2007                                                      159,660           147,567
  Additional paid in capital                                                30,711,067        30,486,962
  Deferred option compensation                                                      --           (40,449)
  Accumulated deficit                                                      (35,860,896)      (34,607,909)
  Treasury stock (60,500,000 shares, at cost)                                 (700,000)               --
                                                                          ------------      ------------
                                                                            (5,690,169)       (4,013,829)
                                                                          ------------      ------------
          Total liabilities and stockholders' deficit                     $  3,125,389      $  3,739,491
                                                                          ============      ============


                  See accompanying notes to condensed consolidated financial statements.


                                GLOBAL BEVERAGE SOLUTIONS, INC.
                        Condensed Consolidated Statements of Operations
                     For the Three Months Ended September 30, 2008 and 2007
                                          (Unaudited)


                                                                  2008                2007
                                                              -------------      -------------
REVENUES:
  Product sales                                               $   1,817,603      $   2,702,176
  Cost of product sold                                            1,162,631          1,978,596
                                                              -------------      -------------
                                                                    654,972            723,580
                                                              -------------      -------------

OPERATING EXPENSES:
  Officer and employee compensation and benefits                    487,733            522,745
  Professional fees                                                  24,381            119,774
  Amortization of intrinsic value of common stock options                --             20,225
  Rent and utilities                                                104,367            114,865
  Asset impairment                                                       --          7,901,152
  Other selling, general and administrative expense                 167,888            420,998
                                                              -------------      -------------
                                                                    784,369          9,099,759
                                                              -------------      -------------
OPERATING LOSS FROM CONTINUING OPERATIONS                          (129,397)        (8,376,179)
                                                              -------------      -------------

OTHER EXPENSE
  Interest expense                                                 (174,629)          (180,286)
  Other income                                                        3,500                 --
  Gain on sale of investment                                             --            150,000
                                                              -------------      -------------
     Total other expense                                           (171,129)           (30,286)
                                                              -------------      -------------
LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS                (300,526)        (8,406,465)
     INCOME TAXES                                                        --                 --
                                                              -------------      -------------
LOSS FROM CONTINUING OPERATIONS                                    (300,526)        (8,406,465)

DISCONTINUED OPERATIONS:
  Loss from discontinued operations with no tax benefit                  --           (153,313)
                                                              -------------      -------------
NET LOSS                                                      $    (300,526)     $  (8,559,778)
                                                              =============      =============

Net loss per common share, basic and diluted
  Continuing operations                                       $      (0.003)     $      (0.057)
  Discontinued operations                                                --             (0.001)
                                                              -------------      -------------
                                                              $      (0.003)     $      (0.058)
                                                              =============      =============

Weighted average common shares outstanding                       98,855,746        147,454,458
                                                              =============      =============


             See accompanying notes to condensed consolidated financial statements.


                                GLOBAL BEVERAGE SOLUTIONS, INC.
                        Condensed Consolidated Statements of Operations
                     For the Nine Months Ended September 30, 2008 and 2007
                                          (Unaudited)


                                                                   2008               2007
                                                              -------------      -------------
REVENUES:
  Product sales                                               $   6,568,115      $   6,373,575
  Cost of product sold                                            4,160,528          4,738,065
                                                              -------------      -------------
                                                                  2,407,587          1,635,510
                                                              -------------      -------------

OPERATING EXPENSES:
  Officer and employee compensation and benefits                  1,558,473          1,282,669
  Non-cash compensation                                              78,000              1,500
  Professional fees                                                 299,174            387,948
  Amortization of intrinsic value of common stock options           165,387             60,675
  Rent and utilities                                                293,644            225,298
  Asset impairment                                                       --          7,901,152
  Other selling, general and administrative expense                 727,167          1,008,298
                                                              -------------      -------------
                                                                  3,121,845         10,867,540
                                                              -------------      -------------
OPERATING LOSS FROM CONTINUING OPERATIONS                          (714,258)        (9,232,030)
                                                              -------------      -------------

OTHER EXPENSE
  Interest expense                                                 (528,229)          (400,465)
  Other expense                                                     (14,000)                --
  Other income                                                        3,500                 --
  Loss on sale of investments                                            --           (519,853)
                                                              -------------      -------------
     Total other expense                                           (538,729)          (920,318)
                                                              -------------      -------------
LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS              (1,252,987)       (10,152,348)
     INCOME TAXES                                                        --                 --
                                                              -------------      -------------
LOSS FROM CONTINUING OPERATIONS                                  (1,252,987)       (10,152,348)

DISCONTINUED OPERATIONS:
  Loss from discontinued operations with no tax benefit                  --           (988,430)
                                                              -------------      -------------
NET LOSS                                                      $  (1,252,987)     $ (11,140,778)
                                                              =============      =============

Net loss per common share, basic and diluted
  Continuing operations                                       $      (0.012)     $      (0.080)
  Discontinued operations                                                --             (0.008)
                                                              -------------      -------------
                                                              $      (0.012)     $      (0.088)
                                                              =============      =============

Weighted average common shares outstanding                      101,535,855        126,384,200
                                                              =============      =============


             See accompanying notes to condensed consolidated financial statements.


                                GLOBAL BEVERAGE SOLUTIONS, INC.
                        Condensed Consolidated Statements of Cash Flows
                     For the Nine Months Ended September 30, 2008 and 2007
                                          (Unaudited)

                                                                          2008               2007
                                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $ (1,252,987)     $(11,140,778)
  Discontinued operations                                                       --           988,430
                                                                      ------------      ------------
                                                                        (1,252,987)      (10,152,348)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
          Amortization of intrinsic value of common stock options          165,387            60,675
          Depreciation                                                      26,794           273,211
          Common stock issued for services                                  78,000             1,500
          Amortization of notes payable discount                           102,070           120,790
          Loss on sale of subsidiary                                            --           519,853
          Asset impairment                                                      --         7,901,152
          Common stock issued for interest                                     900                --
          Changes in operating assets and liabilities:
               Accounts receivable                                          43,861           163,147
               Inventory                                                   629,946           (54,001)
               Deposits and prepaid expenses                               106,017              (737)
               Accounts payable                                           (197,313)         (216,525)
               Accrued expenses                                            283,621           447,732
               Non-interest bearing advances from an officer                54,350                --
                                                                      ------------      ------------
                    Net cash provided by operating activities               40,646          (935,550)
                                                                      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid in excess of cash received in acquisitions                          --          (298,976)
  Earn-out provision of Aqua Maestro, Inc. acquisition                     (72,251)               --
  Purchase of property and equipment                                       (28,901)           (5,415)
                                                                      ------------      ------------
                    Net cash used in investing activities                 (101,152)         (304,391)
                                                                      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issued for cash                                                  --         2,484,348
  Cash overdraft                                                           (42,744)         (165,024)
  Loan proceeds                                                            118,616           323,450
  Repayment of notes payable                                               (15,749)       (1,375,071)
                                                                      ------------      ------------
                    Net cash provided by financing activities               60,123         1,267,704
                                                                      ------------      ------------
Net increase (decrease) in cash and cash equivalents                          (383)           27,762
Cash and cash equivalents, beginning of period                               3,383               472
                                                                      ------------      ------------
Cash and cash equivalents, end of period                              $      3,000      $     28,234
                                                                      ============      ============

                                                                                          (Continued)
        See accompanying notes to condensed consolidated financial statements.







                                GLOBAL BEVERAGE SOLUTIONS, INC.
                   Condensed Consolidated Statements of Cash Flows, Continued
                     For the Nine Months Ended September 30, 2008 and 2007
                                          (Unaudited)

                                                                               2008            2007
                                                                            ----------     ----------

Supplemental Cash Flow Information:
  Cash paid for interest and income taxes:
     Interest                                                               $   27,625     $   27,470
     Income taxes                                                                   --             --

  Non-cash investing and financing activities: Common stock issued for:
        Convertible debt                                                        63,260             --
        Amounts due Rudy Ruettiger by Rudy Beverage, Inc.                           --        625,000
        Acquisition of Beverage Networks of Maryland, Inc.                          --      8,896,500
        Acquisition of Aqua Maestro, Inc.                                           --      1,431,250
        Liability of Rudy Beverage, Inc.                                            --          7,458
     Notes payable issued as partial consideration for:
        Acquisition of Beverage Networks of Maryland, Inc.                          --      3,704,652
        Acquisition of Aqua Maestro, Inc.                                           --        190,356

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

(B     )CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company and are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X without audit. Except as discussed below under "Operation as a BDC" and disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's December 31, 2007 Form 10-K as filed with the SEC. However, the Form 10-K was not on a consolidated basis due to the Company's business development company ("BDC") reporting status and the September 30, 2008 Form 10-Q is on a consolidated basis as the Company is no longer a BDC. As discussed under "Operation as a BDC" below, the December 31, 2007 and September 30, 2007 amounts disclosed in this 10-Q have been retrospectively applied to be comparable with the September 30, 2008 amounts. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of the three and nine months ended September 30, 2008 and September 30, 2007, and the results of operations and cash flows for all periods presented have been made.

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


(E)     GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2008, the Company has an accumulated deficit of $35,860,896 and had net losses totaling $1,252,987 for the nine months ended September 30, 2008. Additionally, as of September 30, 2008, the Company had total current assets of $928,723 and had total current liabilities of $8,815,558. The Company intends to engage in private placement offerings from time to time to provide it with working capital to pay down certain of its debt obligations, for other general corporate and operations uses, and to enable the Company to pursue its strategy to develop and acquire bottled water and New Age beverage brands and distribution platforms. In the event that the Company cannot obtain additional funds when needed, it may be forced to renegotiate some or all of its debt and curtail or cease some or all of its activities.

The Company's subsidiaries did have $142,414 in earnings during the nine months ended September 30, 2008; however, that profit came from the termination of the FIJI distribution agreement, in which FIJI forgave $304,543 in accounts payable and provided $151,473 of inventory. In order to maintain profitability the subsidiaries will require approximately $500,000 in additional funding for inventory and working capital to achieve profitability. In addition, the Company will require over $4,000,000 to satisfy its debt service requirements and approximately $600,000 to meet its corporate overhead.

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

Consideration for the acquisition of AM included $500,000 in cash, 10,000,000 shares of the Company's common stock and an earn-out. The cash was payable $300,000 at closing and the balance in equal monthly installments of $22,222 beginning April 15, 2007. The earn-out is a percentage of defined gross profit equal to 10% of calendar 2008 gross profit, 5% of calendar 2009 gross profit and 3% of calendar 2010 gross profit. On December 12, 2007 the earn-out was replaced with an increase in amounts outstanding to a total of exactly $100,000 and to be paid out at the rate of exactly $4,000 per week beginning Friday December 14, 2007 and ending Friday May 30, 2008. These payments have been completed and there is no longer an earn- out due as part of the consideration for the acquisition of AM.

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
                                        ============     ============      ============

Unaudited pro forma results of operations for the nine months ended September 30, 2007, as if the BNM and AM acquisitions occurred at the beginning of the period follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the date indicated, or which may result in the future. The results of BNM and AM are included for the 2008 period, as reported; accordingly the 2008 period is not included below in the reported values for the 2007 third quarter 10Q.

     Net revenues                                          $   8,346,133
     Loss from continuing operations                            (676,997)
                                                           =============

     Loss from continuing operations per common share,
          basic and diluted                                $      (0.005)
                                                           =============

     Weighted average common shares                          147,454,458

SALE OF RUDY BEVERAGE, INC.

On January 18, 2007, the Company executed an agreement with Rudy Partners, Ltd. ("Partners") wherein the Company agreed to sell its 80% interest in Rudy Beverage, Inc. ("Rudy") for an 8% secured promissory note in the amount of $6,000,000 plus assumption of the advances and receivables owed to the Company by Rudy. The agreement closed on May 11, 2007. The note is collateralized by 11,000,000 shares of the Company's common stock held by Partners' owners and was scheduled to be paid in six annual installments of $1,000,000 commencing January 31, 2008. The Company sold the $6,000,000 note for $100,000 in cash and a note receivable in the amount of $600,000 on October 9, 2007. The note was scheduled to be paid in weekly installments of $75,000 commencing October 22, 2007, and the final payment was due December 10, 2007. Only $12,000 of the $600,000 was paid and the Company fully reserved the $588,000 balance at December 31, 2007. As of September 30, 2008 the Company has not been paid the amount owed.

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
                            =========

In addition, expenses of $153,313 were taken in the three months ended June 30, 2007, for a total of $988,430 for losses from discontinued operations. There were zero expenses taken in the three month period ended September 30, 2007

(3)     ACCRUED EXPENSES

Accrued expenses at September 30, 2008 and December 31, 2007 consist of the following:


                                                     2008           2007
                                                  ----------     ----------

     Accured interest                             $  344,295     $ 310,3255
     Accrued salaries                                593,983        250,439
     Guaranty to note holder for stock issued
       in acquisition of BNM                         968,000        968,000
     Other                                            44,572        101,585
                                                  ----------     ----------
          Total                                   $1,950,850     $1,630,349
                                                  ==========     ==========

(4)     NOTES PAYABLE

Notes payable at September 30, 2008 (substantially all delinquent) and December 31, 2007, consist of the following:

     Secured convertible promissory notes payable (1)                     $1,326,000     $1,326,000
     Note payable to XStream Beverage Network, Inc. with interest
           at 6% (2)                                                       1,152,605      1,072,453
     Convertible note payable to XStream, with interest at prime
          plus 2% (2)                                                        722,954             --
     Note payable to a profit sharing plan with interest at 14%               46,522         71,522
     Demand notes payable to individuals with interest at 12%                     --         25,000
     Note payable to an individual                                           100,000             --
     Note payable for truck financed at 9.45% for 48 months                   18,616             --
     Note payable to stockholder with interest at 14% due
           February 17, 2008                                                  20,000         20,000
                                                                          ----------     ----------
                                                                           3,386,697      2,514,975
                                                                          ----------     ----------
                                  DISCOUNTED NOTES

     Non-interest bearing note payable to Master Distributor which
          was assumed as a part of the acquisition of BNM (3)              2,090,653      1,740,132
     Non-interest bearing notes payable to the former stockholders of Aqua Maestro, Inc.; payable in 9 equal monthly payments of $22,222 commencing on April 15, 2007; discounted at 12%;
          collateralized by inventory of Aqua Maestro                             --         15,749
     Non-interest bearing note payable to a company (4)                      223,034        238,530
                                                                          ----------     ----------
                                                                           2,313,687      1,994,411
                                                                          ----------     ----------
               Total notes payable                                        $5,700,384     $4,509,386
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

(4) On July 6, 2007, the Company entered into a Note Purchase Agreement ("Agreement") with a certain accredited investor ("Investor") for the private placement of a promissory note ("Note") in the principal amount of $259,202 for a purchase price of $233,450. The maturity date of the
         Note is August 31, 2008. Upon the withdrawal of the Company's election to be treated as a BDC under the 1940 Act, the note became convertible at the option of the Investor into a number of shares of the Company's common stock as determined in accordance with a formula set forth in the Agreement (at a conversion rate of 75% of the average of the lowest trade price of the common stock during any three business days for the ten business day period prior to such conversion election, as reported by Bloomberg L.P.)

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

         A total of $31,000 in principal of this note was converted into 4,592,593 shares of the Company's common stock on February 13, 2008.

The three discounted notes may be summarized as follows at September 30, 2008 and December 31, 2007:

                                               2008              2007
                                            -----------      -----------

 Face value of discounted notes payable     $ 2,346,161      $ 2,099,951
 Discount                                       (32,474)        (105,540)
                                            -----------      -----------
   Present value of discounted notes        $ 2,313,687      $ 1,994,411
                                            ===========      ===========


(5)     EQUITY

COMMON STOCK:

The Company is authorized to issue up to 950,000,000 shares of common stock, par value $.001. There were 159,260,094 shares issued and 99,160,094 shares outstanding and 60,500,000 shares in treasury at September 30, 2008 and 147,567,501 issued and outstanding at December 31, 2007.

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

Simultaneously, and in conjunction with, the stock repurchase and the Letter Agreement discussed above, we entered into a second amendment ("Amendment No. 2") of the XStream Secured Note. Amendment No. 2 accelerated the maturity date of the note from March 31, 2011 to October 31, 2008 and removed the requirement for monthly payments of $25,000. The XStream Secured Note has a principal balance of $1,040,765 and accrued interest of $111,840 at September 30, 2008.

PREFERRED STOCK:
---------------

The Company is authorized to issue up to 50,000,000 shares of preferred stock at $0.001 par value. At September 30, 2008, there were no preferred shares issued or outstanding.

OPTIONS:

The Company recognizes amortization expense on a straight-line basis over the requisite service period for each stock option grant. Total stock-based amortization expense recognized was zero and $20,225 during the three months ended September 30, 2008 and 2007, respectively. Total stock-based amortization expense was $165,387 and $60,675 during the nine months ended September 30, 2008 and 2007, respectively. The 2008 amount includes $124,938 calculated using the Black Scholes method for 12,620,000 options granted to employees on January 2, 2008.


(6)    COMMITMENTS AND CONTINGENCIES

GENERAL - The Company's commitments and contingencies include the usual obligations which arise in the normal course of business. In the opinion of management, these matters are not expected to have a material adverse effect on the Company's financial position and results of operations.

OTHER ITEMS -
On June 1, 2008 Global consolidated its previous corporate office with the Aqua Maestro office which requires monthly rental of $2,205 through May 31, 2009. Aqua Maestro also has a warehouse lease which requires monthly rental of $5,089 through December 2008. Beverage Network of Maryland has an office and warehouse lease which begins April 1, 2008 at $26,284 per month. The lease is with Master Distributors, a note holder and is for a five year term with annual 3% increases.

Future minimum lease payments: 2008 (three months) - $91,000; 2009 - $406,000; 2010 - $376,000; 2011 - $371,000; 2012 - $352,000; and 2013 - $89,000.

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

                         OVERVIEW AND BUSINESS STRATEGY

Subsequent to the filing of the Form N-54C on January 2, 2008, we intend to pursue a business model whereby it would acquire majority ownership stakes in beverage-related companies (the "New Business Model"). In this regard, we would remain active in the imported bottled water category and New Age beverage category through our two wholly owned entities: Aqua Maestro and Beverage Network of Maryland.

Under the New Business Model, we will at all times conduct our activities in such a way that we will not be deemed an "investment company" subject to regulation under the 1940 Act. Thus, it will not hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, we will conduct our business in such a manner as to ensure that we will at no time own or propose to acquire investment securities having a value exceeding 40 percent of our total assets at any one time.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Product sales and cost of product sold for the three months ended September 30, 2008 and 2007 are as follows:

                                    2008            2007
                                 ----------      ----------
                                                (pro forma)

Product sales                    $1,817,603      $2,702,176
Cost of product sold              1,162,631       1,978,596
                                 ----------      ----------
     Gross profit                $  654,972      $  723,580
                                 ==========      ==========

     Gross profit percentage         36.0%          26.8%

Product sales and cost of product sold for the nine months ended September 30, 2008 and the pro forma product sales and cost of product sold for the nine months ended September 30, 2007 as if the acquisitions of BNM and AM had occurred at January 1, 2007 are as follows:

                                    2008            2007
                                 ----------      ----------
                                                 (pro forma)

Product sales                    $6,568,115      $8,346,133
Cost of product sold              4,160,528       6,217,869
                                 ----------      ----------
     Gross profit                $2,407,587      $2,128,264
                                 ==========      ==========

     Gross profit percentage        36.7%          25.5%

Product sales declined $884,573 (32.7%) for the three months ended September 30, 2008 as compared to the same period in 2007. For the nine month period ended September 30, 2008, product sales were $1,778,018 lower, or (21.3%), as compared to the same period in 2007. Sales for BNM were $6,695,088 for September 30, 2007 compared to $5,022,561, for the nine month period ended September 30, 2008. The decline in BNM sales is primarily due to dropping higher volume product with lower gross profit margin. This sales decline was partially offset by sales of higher margin products and resulted in an increase in gross profit percentage from 25.5% to 36.7% for the six months ended September 30, 2008 and 2007. During the three month period ended September 30, 2008, gross profit was significantly higher in part due to the termination of the agreement with FIJI which included inventory valued at $151,473 at no cost to us. AM sales were approximately, $100,000 less in the nine months ended September 30, 2008 than as reported in the pro forma sales for the same period in 2007.

Operating expenses for the three months ended September 30, 2008 and 2007 are as follows:

                                                           2008         2007
                                                         ----------   ----------
                                                                     (pro forma)

Compensation and benefits                                $  487,733   $  522,745
Professional fees                                            24,381      119,774
Amortization of intrinsic value of common stock options          --       20,225
Rent and utilities                                          104,367      114,865
Asset impairment                                                 --    7,901,152
Other selling, general and administrative expenses          167,888      420,997
                                                         ----------   ----------
Total                                                    $  784,369   $9,099,758
                                                         ==========   ==========

Operating expenses for the nine months ended September 30, 2008 and the pro forma operating expenses for the nine months ended September 30, 2007 as if the acquisitions of BNM and AM had occurred at January 1, 2007 are as follows:

                                                            2008          2007
                                                         ----------   ----------
                                                                     (Pro Forma)

 Compensation and benefits                               $1,558,472   $1,689,452
 Non-cash compensation                                       78,000        1,500
 Professional fees                                          299,174      398,288
 Amortization of intrinsic value of common stock options    165,387       60,675
 Rent and utilities                                         293,645      294,995
 Other selling, general and administrative expenses         727,167    1,261,439
                                                         ----------   ----------
 Total                                                   $3,121,845   $3,706,349
                                                         ==========   ==========

Operating expenses decreased $414,237 (34.6%) for the three months ended September 30, 2008 compared to the same period in 2007 if we did not include the $7,901,152 in asset impairment. Operating expenses decreased $584,504 (15.8%) for the nine months ended September 30, 2008 compared to the same period in 2007. The amortization of the intrinsic value of stock options increased $104,712 and other non-cash compensation amounted to an increase of $76,500 for a total of $181,212 in non-cash compensation increases. Professional fees were higher in 2007 primarily due to the acquisitions in 2007, the withdrawal as a BDC effective at the beginning of 2008 and negotiating debt extensions.

Interest expense was $528,229 in 2008 as compared to $400,465 in 2007. The increase is primarily due to the debt incurred in the acquisition of BNM and AM that accrued interest for a longer period in 2008 than in 2007.

Loss on investments was incurred in the nine months ended September 30, 2007 for $519,853 due to an unrealized depreciation in the note with Rudy Partners of $1,658,283.

Discontinued operations consist of the operations of Rudy Beverage, Inc. for the three and nine months ended September 30, 2007, as discussed in Note 2.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, we had a working capital deficit of $7,886,835 as compared to $6,136,235 at December 31, 2007. The increase in working capital deficit of $1,750,600 during 2008 was primarily the result of using working capital to acquire treasury stock in the amount of $700,000, the net loss of $1,252,987 and less the increases to common stock and additional paid-in capital in the amount of $236,198 as a result of stock and options issued. Net cash provided by operating activities was $40,646.

As of September 30, 2008, we had an accumulated deficit totaling $35,860,896. We also had a net loss of $1,252,987 during the nine months ended September 30, 2008.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. We intend to fund operations through debt and equity financing arrangements which management believes should be sufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results. (See Note 1E)


OFF BALANCE SHEET ARRANGEMENTS

         o        None.

CONTRACTUAL OBLIGATIONS

         o        See Note 6 regarding operating leases.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 4:     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2008. Based on that review and evaluation, which included inquiries made to certain of our other employees, the CEO concluded that our current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to our required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such information is accumulated and communicated to our management, including the CEO, as appropriate to allow timely decisions regarding required disclosure. However, we had a personnel change in the first quarter, which did delay completion of the information relating to our required disclosure in reports to be filed with the SEC.

(b)  Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2008, we issued our common stock in the following transactions:

         o 400,000 shares were issued to a note holder of Aqua Maestro as consideration for delaying the due date of the note.

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

                                         GLOBAL BEVERAGE SOLUTIONS, INC.



Date:    November 18, 2008             By:  /s/ Jerry Pearring
                                            ---------------------------
                                                Jerry Pearring,
                                                President and Chief
                                                Executive Officer