Form 10-Q
period 2021-09-30
Real Brands, Inc.
filed 2021-11-15
CIK 1084133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2021

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File number 000-24115

REAL BRANDS INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	40-0014655
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12 Humbert Street

North Providence, RI 02911
(Address of Principal Executive Offices)

(617) 803-0004
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check One):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 5, 2021, 2,671,933,496 shares of the Issuer's Common Stock were outstanding.

REAL BRANDS, INC. AND SUBSIDIARIES

For the Nine Months Ended September 30, 2021 and 2020

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

REAL BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

	(Unaudited)	(Audited)
	30-Sep-21	31-Dec-20

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$347,774	$247,892
Accounts receivables	550	175
Inventory	191,501	230,951
Total current assets	539,825	479,018

Deposits	530	530
Property and equipment - net of depreciation	1,918,330	1,645,336
TOTAL ASSETS	$2,458,685	$2,124,884

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$734,632	$637,100
Accrued expense related party	322,616	91,618
Loan payable related party	133,605	133,605
Convertible note payable related party	200,000	200,000
Notes payable	7,250	7,250
Contingent liabilities	45,625	45,625
TOTAL CURRENT LIABILITIES	1,443,728	1,115,198

LONG TERM LIABILITIES
PPP Loan	—	143,485
Mortgage payable	154,135	170,526
Total long term Liabilities	154,135	314,011
TOTAL LIABILITIES	1,597,863	1,429,209

STOCKHOLDERS’ EQUITY (DEFICIT):
Series A Preferred stock, $.001 par value; 2,000,000 shares authorized, 1,000,000 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.	1,000	1,000
Common stock, $.001 par value; 3,998,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 2,671,933,496 shares issued and outstanding as of September 30, 2021 and 2,358,780,396 shares issued and outstanding as of December 31, 2020.	2,671,933	2,358,780
Common stock subscribed, 7,291,240 as of September 30, 2021 and 194,263,483 shares at December 31, 2020.	100,000	414,679
Additional paid-in capital	8,795,973	6,794,057
Accumulated deficit	(10,708,084)	(8,872,840)
TOTAL STOCKHOLDERS’ DEFICIT	860,822	695,676

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,458,685	$2,124,884

See the accompanying notes to these condensed consolidated financial statements

Index

REAL BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
REVENUE:
Revenues	$2,490	$351	$4,035	$23,865
Revenues from related party	—	—	—	—
Total revenue	2,490	351	4,035	23,865

Cost of goods sold	14,184	17,745	69,375	36,058

Gross profit (loss)	(11,694)	(17,394)	(65,340)	(12,193)

OPERATING EXPENSES:
General and administrative	87,403	39,870	256,221	181,687
Professional fees	62,423	67,448	237,438	90,448
Payroll and related	101,036	124,352	227,220	248,869
Stock option expense	—	—	1,065,390	—
Total operating expenses	250,862	231,670	1,786,269	521,004
Operating loss	(262,556)	(249,064)	(1,851,609)	(533,197)

OTHER INCOME (EXPENSES):
Gain on forgiveness PPP loan	—	—	143,485	—
Depreciation expense	(36,299)	(30,073)	(108,895)	(90,219)
Interest expense	(6,128)	(8,222)	(18,225)	(17,843)
Total other (expenses) income	(42,427)	(38,295)	16,365	(108,062)

LOSS FROM OPERATIONS	(304,983)	(287,359)	(1,835,244)	(641,259)
PROVISION FOR INCOME TAXES	—	—	—	—
NET LOSS	(304,983)	(287,359)	(1,835,244)	(641,259)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	(0.00)	(0.01)	(0.00)	(0.02)
WEIGHTED AVERAGE SHARES OUTSTANDING	2,632,553,898	40,020,000	2,520,041,556	40,020,000

See the accompanying notes to these condensed consolidated financial statements

Index

REAL BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2021
(UNAUDITED)

	Preferred Stock					Additional		Paid-in
	Series A		Common Stock		Common Stock	Paid-in	Treasury	capital	Accumulated
	Shares	Amount	Shares	Amount	Subscribed	Capital	Stock	Treasury stock	Deficit	TOTAL
Balance December 31, 2019	—	$—	40,020,000	$40,020	—	$2,752,183	$(2,176)	$361,276	$(2,599,929)	$551,374
Treasury shares issued for building	—	—	—	—		—	1,000	259,084	—	260,084
Treasury shares issued for cash	—	—	—	—		—	200	124,800	—	125,000
Net loss for the period ended September 30, 2020	—	—	—	—	—	—	—	—	(641,259)	(641,259)
Balance September 30, 2020	—	$—	40,020,000	$40,020	—	$2,752,183	$(976)	$745,160	$(3,241,188)	$295,199

Balance December 31, 2020	1,000,000	$1,000	2,358,780,396	$2,358,780	414,679	$6,794,057	—	—	$(8,872,840)	$695,676
Issuance for reverse merger	—	—	164,680,119	164,680	(164,680)	—	—	—	—	—
Issuance of common stock for cash	—	—	93,379,350	93,379	(149,999)	991,620	—	—	—	935,000
Cashless exercise of stock options	—	—	55,093,631	55,094	—	(55,094)	—	—	—	—
Stock options granted pursuant to the agreements						1,065,390				1,065,390
Net loss for the nine months ended September 30, 2021	—	—	—	—	—	—	—	—	(1,835,244)	(1,835,244)
Balance September 30, 2021	1,000,000	$1,000	2,671,933,496	$2,671,933	100,000	$8,795,973	—	—	$(10,708,084)	$860,822

See the accompanying notes to these condensed consolidated financial statements.

Index

REAL BRANDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Unaudited)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(1,835,244)	(641,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of PPP loan	(143,485)	—
Option expense	1,065,390	—
Depreciation expense	108,895	90,219
Changes in operating assets and liabilities:
Accounts receivable	(375)	(6,175)
Inventory	39,450	—
Accounts payable and accrued expenses	328,532	159,536
Net cash used in operating activities	(436,838)	(397,678)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(381,886)	(85,000)
Net cash provided by (used in) investing activities	(381,886)	(85,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from PPP loan	—	106,660
Proceeds from loan payable related party	—	133,605
Repayment of mortgage payable	(16,391)	—
Proceeds from sale of common stock	935,000	175,000
Net cash provided by financing activities	918,609	415,265

NET CHANGE IN CASH AND CASH EQUIVALENTS	99,882	(67,414)

CASH AND CASH EQUIVALENTS, beginning of period	247,892	91,579

CASH AND CASH EQUIVALENTS, end of period	347,774	24,165

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$6,415	$—
Cash paid for income taxes	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of building for common stock	$—	$(450,000)
PPP forgiven	$143,485	$—

See the accompanying notes to these audited consolidated financial statements.

Index

REAL BRANDS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 1. ORGANIZATION, BACKGROUND, AND BASIS OF PRESENTATION

Real Brands, Inc. (“Real Brands” or the “Company”), was incorporated under the laws of the state of Nevada on November 6, 1992. The Company was formed under the name Mercury Software. From 1997 to 2005 the Company changed its name several times. On October 10, 2005, the Company changed its name to Global Beverage Solutions, Inc. and began trading on the OTC Bulletin Board under the symbol GBVS.OB.

On October 22, 2013, the Company changed its name to Real Brands, Inc. The Financial Industry Regulatory Authority (“FINRA”) approved Real Brands’ corporate actions regarding its name change and its new stock symbol request and approved Real Brands’ 150:1 Reverse Stock Split. The new symbol was designated as GBVSD. On November 19, 2013, the ticker symbol changed to RLBD.

On October 22, 2020, the majority of the shareholders of the Company, by written consent, agreed to a “reverse triangular” merger with CASH Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company formed for the purpose of the merger, and Canadian American Standard Hemp Inc., a Delaware corporation (“CASH”), whereby the Company acquired all of the outstanding shares of CASH and merged it with and into CASH Acquisition Corp. Real Brands’ name and trading symbol were maintained, with CASH shareholders acquiring majority control of Real Brands.

The merger was accounted for as a reverse merger, whereby CASH was considered the accounting acquirer and became our wholly-owned subsidiary. In accordance with the accounting treatment for a “reverse merger”, the Company’s historical financial statements prior to the reverse merger has been replaced with the historical financial statements of CASH prior to the reverse merger. The consolidated financial statements after completion of the reverse merger include the assets, liabilities, and results of operations of the combined company from and after the closing date of the reverse merger, with only certain aspects of pre-consummation stockholders’ equity remaining in the consolidated financial statements.

Going concern

The ability of the Company to obtain necessary financing to build its sales, brand, marketing and distribution and fund ongoing operating expenses is uncertain. The ability of the Company to generate sales revenue to offset the expenses and obtain profitability is uncertain. The Company had a net loss as of September 30, 2021 and 2020, of $1,835,244 and $641,259, respectively. These material uncertainties cast doubt on the Company’s ability to continue as a going concern. In the event the Company’s revenues do not significantly increase, the Company will require additional financing from time to time, which it intends to obtain through the issuance of common shares, debt, bonds, grants and other financial instruments. While the Company has been successful in raising funds through the issuance of common shares and obtaining debt in the past, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be available on acceptable terms and while the Company believes that its revenues will increase it does not currently expect them to generate sufficient cash in the immediate future.

Liquidity

As of September 30, 2021, the Company had cash and cash equivalents of a $347,774 as compared to $24,165 as of September 30, 2020, representing an increase of $323,609 As of September 30, 2021, the Company had a working capital deficit of $903,903 as compared to a working capital deficit of $180,617 as of September 30, 2020, representing an increase in the deficit of $723,286. Plans with respect to its liquidity management include the following:

Index

•	The Company is seeking additional capital in the private and/or public equity markets to continue operations and build sales, marketing, brand and distribution. The Company is currently evaluating additional equity and debt financing opportunities and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction or consummate a transaction at favorable pricing.
•	The Company plans on increased sales of its products in the market. However there can be no assurances that the sales will increase or that even if they do increase that it will increase sufficiently to generate the necessary cash.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements and the notes thereto have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. The consolidated financial statements include Real Brands, and its wholly owned subsidiaries. One subsidiary, Real Brands Venture Group, LLC, has been inactive for the last two years and only maintains a debt instrument on its financial records. DePetrillo Real Estate Holdings, LLC is a wholly owned subsidiary of CASH and the owner of the Company’s building in Rhode Island. American Standard Hemp Inc. is a wholly owned subsidiary of CASH and holds the hemp licenses in Rhode Island. All significant intercompany accounts and transactions have been eliminated.

Use of estimates and judgments

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Key areas of estimation include the estimated useful lives of property, plant, equipment and intangibles assets and liabilities, income taxes, and the valuation of stock-based compensation. Due to the uncertainty inherent in such estimates, actual results may differ from the Company’s estimates.

Accounting standard updates

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the effect of recently issued standards that are not yet effective will not have a material effect on its consolidated financial position or results of operations upon adoption.

Segment Reporting

The Company operates as one segment, in which management uses one measure of profitability, and all of the Company’s assets are located in the United States of America. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Accordingly, the Company does not have separately reportable segments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be a cash equivalent.

Accounts Receivable and Allowance for Doubtful Accounts

The Company performs periodic credit evaluations of its customers’ financial conditions and generally does not require collateral. The Company reviews all outstanding accounts receivable for collectability on a quarterly basis. An allowance for doubtful accounts is recorded for any amounts deemed uncollectable. The Company does not accrue interest receivable on past due accounts receivable.

Index

Concentrations of Credit Risk

The Company, from time to time during the years covered by these consolidated financial statements, may have bank balances in excess of its insured limits. Management has deemed this a normal business risk.

Inventory

Inventory is comprised of raw hemp and hemp oil in different phases of production to completion of final product. Products include tinctures, creams and lotions. Inventory is valued at cost. No packaging material of any kind is included in inventory. Packaging materials are expensed as incurred.

Property and Equipment

On February 15, 2020 the Company purchased DePetrillo Real Estate Holdings, LLC, a Rhode Island Limited Liability Company having as it’s only asset the building at 12 Humbert Street in North Providence Rhode Island. The building is the Company’s headquarters and a hemp processing facility. The purchase price of the building was 2 million shares of CASH common stock, $25,000 in cash and the assumption of the mortgage which at the time was $189,916. The prior owner agreed to put the $25,000 payment into building improvements. The building and land were appraised at $475,000. The building is being depreciated over 30 years on a straight-line basis from the date it is put into use.

The Company made $355,301 in building improvements and purchases of $26,588 in furniture and equipment during the nine months ended September 30, 2021. The Company made $85,000 in building improvements during the nine months ended September 30, 2020. Building improvements will be depreciated over 15 years commencing from when the work is completed.

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of five years. Leasehold improvements are amortized at the shorter of the useful life of the asset or the remaining lease term. CASH’s lease was terminated on December 31, 2019 and resulted in a loss on disposition of assets of $35,014 representing the balance in leasehold improvements on that date. The $35,014 is included in the accumulated depreciation number below for 2021 and 2020. Expenditures for repairs and maintenance are expensed as incurred.

Property and equipment are summarized as follows at September 30, 2021 and September 30, 2020:

	September 30,	September 30,
	2021	2020
Furniture and equipment	$766,044	$725,965
Leasehold Improvements	46,859	46,859
Gross fixed assets	812,903	772,824
Accumulated depreciation	389,289	236,827
Net furniture and equipment	$423,614	$535,997

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset over its fair value, determined based on discounted cash flows is less than the carrying value on the books of the Company. To date, the Company has not recorded any impairment losses on long-lived assets.

Index

Revenue Recognition

The Company follows, ASC 606 Revenue from Contracts with Customers which establishes a single and comprehensive framework and sets out how much revenue is to be recognized, and when. The core principle is that a vendor should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the vendor expects to be entitled in exchange for those goods or services. Revenue will now be recognized by a vendor when control over the goods or services is transferred to the customer. In contrast, Revenue based revenue recognition is around an analysis of the transfer of risks and rewards; this now forms one of a number of criteria that are assessed in determining whether control has been transferred. The application of the core principle in ASC 606 is carried out in five steps: Step 1 – Identify the contract with a customer: a contract is defined as an agreement (including oral and implied), between two or more parties, that creates enforceable rights and obligations and sets out the criteria for each of those rights and obligations. The contract needs to have commercial substance and it is probable that the entity will collect the consideration to which it will be entitled. Step 2 – Identify the performance obligations in the contract: a performance obligation in a contract is a promise (including implicit) to transfer a good or service to the customer. Each performance obligation should be capable of being distinct and is separately identifiable in the contract. Step 3 – Determine the transaction price: transaction price is the amount of consideration that the entity can be entitled to, in exchange for transferring the promised goods and services to a customer, excluding amounts collected on behalf of third parties. Step 4 – Allocate the transaction price to the performance obligations in the contract: for a contract that has more than one performance obligation, the entity will allocate the transaction price to each performance obligation separately, in exchange for satisfying each performance obligation. The acceptable methods of allocating the transaction price include adjusted market assessment approach, expected cost plus a margin approach, and the residual approach in limited circumstances. Discounts given should be allocated proportionately to all performance obligations unless certain criteria are met and reallocation of changes in standalone selling prices after inception is not permitted. Step 5 – Recognize revenue as and when the entity satisfies a performance obligation: the entity should recognize revenue at a point in time, except if it meets any of the three criteria, which will require recognition of revenue over time: the entity’s performance creates or enhances an asset controlled by the customer, the customer simultaneously receives and consumes the benefit of the entity’s performance as the entity performs, and the entity does not create an asset that has an alternative use to the entity and the entity has the right to be paid for performance to date.

Stock-based Compensation

The Company expenses stock-based compensation to employees and consultants based on the fair value at grant date, which generally is the agreement date the Company entered into with employees or consultants. To date the Company has issued restricted common stock shares and preferred stock.

Beneficial Conversion Features of Convertible Securities

Conversion options that are not bifurcated as a derivative pursuant to ASC 815 and not accounted for as a separate equity component under the cash conversion guidance are evaluated to determine whether they are beneficial to the investor at inception (a beneficial conversion feature) or may become beneficial in the future due to potential adjustments. The beneficial conversion feature guidance in ASC 470-20 applies to convertible stock as well as convertible debt which are outside the scope of ASC 815. A beneficial conversion feature is defined as a nondetachable conversion feature that is in the money at the commitment date. The beneficial conversion feature guidance requires recognition of the conversion option’s in-the-money portion, the intrinsic value of the option, in equity, with an offsetting reduction to the carrying amount of the instrument. The resulting discount is amortized as a dividend over either the life of the instrument, if a stated maturity date exists, or to the earliest conversion date, if there is no stated maturity date. If the earliest conversion date is immediately upon issuance, the dividend must be recognized at inception. When there is a subsequent change to the conversion ratio based on a future occurrence, the new conversion price may trigger the recognition of an additional beneficial conversion feature on occurrence.

Index

Derivatives

The Company reviews the terms of convertible debt issued to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises that are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the three months ended September 30, 2021 and 2020, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The Company had 182,524,275 and 400,000 potentially dilutive options and convertible securities that have been excluded from the computation of diluted weighted-average shares outstanding as of September 30, 2021 and 2020, respectively, as they would be anti-dilutive.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholder’s deficit.

Fair Value of Financial Instruments

The guidance for fair value measurements, ASC 820, Fair Value Measurements and Disclosures, establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company uses a three-tier fair value hierarchy based upon observable and non-observable inputs as follow:

•	Level 1 – Quoted market prices in active markets for identical assets and liabilities;

•	Level 2 – Inputs, other than level 1 inputs, either directly or indirectly observable; and

•	Level 3 – Unobservable inputs developed using internal estimates and assumptions (there is little or no market date) which reflect those that market participants would use.

The Company records its derivative activities at fair value. As of September 30, 2021, no derivative liabilities are recorded.

Index

NOTE 3. ACCRUED EXPENSES – RELATED PARTY

At September 30, 2021, accrued expenses related parties was $322,616.

At September 30, 2021, the Company owed its CEO, Thom Kidrin, $198,558 in accrued salary and $14,135 in accrued interest on a loan with principal balance of $133,605 and an additional $27,922 in accrued interest on a note from Worlds Inc., with a principal balance of $200,000. In addition, the Company owed $75,000 to its CFO, Chris Ryan, and $7,000 to Dr. Rammal.

NOTE 4. NOTES PAYABLE AND LOANS PAYABLE

On March 1, 2021, the Company was notified that the $106,660 PPP loan was forgiven. On September 11, 2021, the Company was notified that the $36,825 PPP loan was forgiven.

As of September 30, 2021, the following notes were outstanding:

	Loan payable	Accrued interest
Note to a consultant (12%)	7,250	7,169
Mortgage payable	154,135	—
Total	$161,385	$7,169

Interest expense related to the note payable amounted to $476 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 5. LOAN PAYABLE – RELATED PARTY

A loan was provided by the CEO, Thom Kidrin, at an interest rate of 7%. The loan balance at September 30, 2021 was $133,605 with accrued interest of $14,135.

NOTE 6. CONVERTIBLE NOTES PAYABLE - RELATED PARTY

The Company has issued a convertible note payable related party in the amount of $200,000.  The convertible note has a 7% annual interest rate and matured on October 15, 2021. Interest and principal are payable at maturity. The note can be converted at any time and either all or part of the amount due into equity at a price of $0.50 per share. If converted into common stock, the related party would own 1% of Company based upon the current number of shares outstanding. The related party holding the convertible note is Worlds Inc. Messrs. Kidrin, Toboroff and Christos are Directors of Worlds Inc. and Mr. Kidrin is the CEO and Mr. Ryan is the CFO of Worlds Inc. On October 15, 2021, the convertible note was extended to October 15, 2023.  All other terms remain the same.  As consideration for extending the maturity date 2 years, the Company is issuing one million warrants to purchase the Company’s stock at a purchase price $0.05 per share.

As of September 30, 2021, the Company incurred $27,922 in interest expense on the convertible note.

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include normal operating expenses, professional fees and costs remaining to be paid for the build out of the new facility. Included in accrued expenses is a balance for ATS Indian Trace, LLC. ATS Indian Trace, LLC v. the Company was a civil action filed by ATS Indian Trace, LLC in the Circuit Court of Broward County, Florida on July 22, 2015. On November 18, 2015, a (default) Final Judgement was entered in favor of ATS Indian Trace, LLC and against the Company in the amount of $71,069.37. This judgement is currently outstanding and remains due and owing. ATS Indian Trace, LLC has not taken any enforcement action against the Company for several years. The balance is included in accrued expenses even though the Company does not expect to ever have to pay it.

Accrued expenses related party includes an accrual for salary owed to our CEO under an employment agreement and interest on the convertible note from Worlds Inc. and the interest on the loan from Mr. Kidrin, our CEO.

Index

NOTE 8. STOCKHOLDER’S EQUITY

Common Stock

In March 2021, the Company sold 55,372,219 shares with a net proceeds of $385,000 through private placements. In May 2021, the Company sold 15,714,287 shares with net proceeds of $550,000 through private placements.

In the nine months ended September 30, 2021, the Company issued 164,680,119 shares of common stock related to the reverse merger and 22,292,844 shares that were subscribed for in 2020 but not yet issued at December 31, 2020.

As of September 30, 2021, the Company had 2,671,933,496 shares of its common stock outstanding, with 1,000,000 shares of its Series A preferred stock issued and outstanding.

Series A Preferred Stock

At September 30, 2021, an ex-officer of the Company (pre-reverse merger) owns 100% of the outstanding series A preferred stock. The former officer owns 1,000,000 shares, which are all of the issued and outstanding. Series A Preferred Shares have voting rights that carry a 100 common stock share vote for every Series A Preferred Share. During the fourth quarter of 2021 the Company expects to reacquire all of the Series A Preferred shares and retire them.

NOTE 9. STOCK OPTIONS

As a result of the Reverse Merger, the Company has outstanding the following stock options as of the period ended September 30, 2021.

	Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years
Outstanding
	$0.011	4,000,000	3.75
	$0.0267	12,287,256	2.75
	$0.0267	92,154,421	4.25
	$0.0267	46,077,210	4.33
Total		154,518,887
Exercisable
	$0.011	4,000,000	3.75
	$0.0267	12,287,256	2.75
	$0.0267	92,154,421	4.25
	$0.0267	46,077,210	4.33
Total		154,518,887

Five option holders exercised their options through the cashless surrender clause in the option agreements. 55,093,631 shares of common stock were issued and 13,624,509 shares were surrendered back to the Company during the nine months ended September 30, 2021.

During the nine months ended September 30, 2021, the Company recorded a stock option expense of $1,065,390 representing the options that have fully vested.

Index

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company is committed to an employment agreement with Thom Kidrin, its President and CEO. Mr. Kidrin entered into the employment agreement with CASH on November 26, 2018. The employment agreement provides for a base salary of $175,000 per year. Mr. Kidrin is entitled to participate in any stock, stock option or other equity participation plan and any profit-sharing, pension, retirement, insurance, or other employee benefit plan generally available to the executive officers of the Company.

CASH signed an Agreement and Plan of Merger with Purist Acquisition LLC, Purist LLC and Michael S. Metcalfe (“MSM”). Upon consummation of the Merger, CASH will receive ownership rights of all intellectual property related to Purist’s simulated moving bed chromatography technology and will be obligated to the following payments: (i) A cash payment of $90,000, (ii) A certificate representing Seven Hundred Fifty Thousand (750,000) shares of the Company’s Common Stock (or appropriate alternative arrangements if uncertificated shares of Seven Hundred Fifty Thousand (750,000) shares of Company Common Stock represented by book-entry shares will be issued), (iii) A fully vested option to acquire One Hundred Fifty Thousand (150,000) shares of the Company’s Common Stock (the “Option”). The Option shall be exercisable for three years following the date the Company’s Common Stock becomes publicly traded through a stock exchange or is listed for trading through an electronic quotation and trading service. The exercise price for the Option shall be the lower of (x) $0.50 per share or (y) the price per share equal to a 25% discount of the offering price of the Company’s first public or private offering of its Common Stock following the Closing which raises at least Five Hundred Thousand Dollars ($500,000), and (iv) An additional cash payment of Fifty Thousand Dollars ($50,000) to be paid as follows: Within thirty (30) days of its fiscal year end, the Company will deliver an amount equal to one (1%) percent of its net income up to a maximum payment of Fifty Thousand Dollars ($50,000). In the event one (1%) percent of the Company’s net income for the fiscal year ended December 31, 2019, does not equal $50,000, then the process shall be repeated at the close of each successive fiscal year until such time as an aggregate of Fifty Thousand Dollars ($50,000) has been delivered to MSM. In addition, on the Closing of the Merger, Company shall enter into a consulting agreement with MSM providing for a monthly fee of $3,500 for a period of twelve (12) months. In connection with his consultancy, MSM will enter into (1) an assignment of inventions agreement assigning ownership rights of all intellectual property related to Purist’s simulated moving bed chromatography technology developed and/or created by MSM during the term of his consultancy and (2) a non-competition agreement pursuant to which MSM will agree to not compete with the Company during the term of his consultancy or within twelve (12) months after termination of his consultancy.

NOTE 11. CONTINGENT LIABILITIES

TBG Holdings entered into an agreement with the Company on or about October 16, 2012 for performance of services in exchange for money and stock. On December 5, 2013 TBG alleged that the Company had breached the contract and made a demand upon the Company for payment of money damages and stock. The Company disputed the claim and refused to comply with the demand. On January 4, 2014, TBG’s counsel renewed the demand and requested mediation. The Company refused mediation and denied any liability. TBG never pursued a claim against the Company. This claim in the amount of $45,625 is listed as a contingent liability on the books of the Company.

NOTE 12.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the financial statements.

Index

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report which express "belief," “plan” "anticipation" or "expectation," as well as other similar or other statements which are not historical facts, are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those that may be set forth below and elsewhere in this report. Examples of these uncertainties and risks include, but are not limited to:

•	access to sufficient debt or equity capital to meet our operating and financial needs;
•	the extent of dilution of the holdings of our existing stockholders upon the issuance, conversion or exercise of securities issued as part of our capital raising efforts;
•	the effectiveness and ultimate market acceptance of our products and our ability to generate sufficient sales revenues to sustain our growth and strategy plans;
•	whether our products in development will prove safe, feasible and effective;
•	legislation and changing regulatory rules directed at our industry;
•	whether and when we or any potential strategic partners will obtain required regulatory approvals in the markets in which we plan to operate;
•	our need to achieve manufacturing scale-up in a timely manner, and our need to provide for the efficient manufacturing of sufficient quantities of our products;
•	the lack of immediate alternate sources of supply for some critical components of our products;
•	our ability to establish and protect the proprietary information on which we base our products, including our patent and intellectual property position;
•	the need to fully develop the marketing, distribution, customer service and technical support and other functions critical to the success of our product lines;
•	the dependence on potential strategic partners or outside investors for funding, development assistance, clinical trials, distribution and marketing of some of our products;
•

other risks and uncertainties described from time to time in our publicly filed reports: and disruption in the economic and financial conditional primarily from the impact of past terrorist attacks in the United States, threat of future attacks, police and military activities overseas and other disruptive worldwide pandemic, political and economic events and environmental and weather conditions.

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

OVERVIEW

The Company’s primary business is hemp CBD oil/isolate extraction, wholesaling of CBD oils and isolate, and production and sales of hemp-derived CBD consumer brands. The Company’s brand development strategy will be to leverage existing Company resources into creating online sales, licensing opportunities and a distribution network for proprietary legal hemp.

Current Operations

The Company constructed a new, state-of-the-art facility in New Providence, Rhode Island that is equipped with our proprietary Halo 5 processing technology system (encompassing chemistry, mechanical engineering, and computer software) that produces a consistent 99.9% pure CBD distillate and isolate.

Marketing

The market for consumer products produced with CBD derived from hemp is expected to increase substantially over the next five years, and we believe we are well positioned to be a significant player in this space. The Company is building a high-volume, low cost ingredient supply chain of consistent CBD distillate and isolate and believe that our proprietary technology system will allow us to be best positioned to protect gross margins in our wholesale ingredient supply business when more traditional commoditized pricing takes shape in the market over time.

Index

Sales

We intend to grow our business by launching multiple web-based platforms to educate and sell direct to consumers the Company’s owned and licensed brands that focus on CBD derived from hemp products and continuing to develop and expand our own proprietary branded retail line of products.

Product Development

Our HALO.5 Simulated Moving Bed Chromatography System (SMB) is an integrated 6-column SMB system designed for isolation and purification of chemical compounds at a high rate of productivity as compared to single column batch chromatography. The Company is extracting and refining essential oils and compounds of interest from certified hemp cultivars through the use of its proprietary processing technology and methodology. We currently work with qualified labs and contract formulators to formulate our products. We seek to create unique product formulas that will be recognized by consumers and the industry for their point of difference and efficacy of ingredients.

Ingredient and Material Supply chain

The Company is extracting and refining essential oils and compounds of interest from certified hemp cultivars. We intend purchase other ingredients, required for production, both direct from processors and from third-party manufacturers and fillers as our formulations require. We intend to purchase additional packaging components that are manufactured to our design specifications using our unique brand image directly from packaging firms that specializes in consumer products packaging.

Competition

Our competition is primarily companies that manufacture and produce CBD derived from hemp consumer products. This is a broad market and encompasses startup companies and well-established companies with international brands. Despite the significant competition in this industry from larger, well-established and well-capitalized companies, we believe that the emerging nature of this industry, our consumer products experience and our ability to leverage the flexibility of a start-up may give us some advantages. Specifically, without a large organizational structure we expect to establish a broader product offering more quickly and in a cost-effective manner. There are no assurances, however, that we will ever be successful in effectively competing in this market segment.

Intellectual Property

Our HALO.5 Simulated Moving Bed Chromatography System (SMB) is an integrated 6-column SMB system designed for isolation and purification of chemical compounds at a high rate of productivity as compared to single column batch chromatography. It has powerful simulation software (Optional Ypso-Facto Chromworks®) as well as an integrated DAD UV/VIS photometric detectors that allow for rapid and accurate method development. All of this is combined with application support for specific applications such as cannabinoid isolation and mitigation. The HALO.5 is a powerful tool for rapid production of purified chemical compounds. We believe that through this device our products can be made more quickly, more purified, and less expensively than our competitors.

Government Regulation

We are subject to local and federal laws in our operating jurisdictions. A range of federal regulations govern our product development, manufacturing, distribution, sales and marketing, including the Dietary Supplement Health and Education Act of 1994 (the “DSHEA”).

Index

CBD

Cannabinoids (CBD) are chemical compounds found in the cannabis plant. Hemp is a cannabis plant and where our CBD is derived from. CBD has been studied as to its therapeutic attributes. Taking CBD mimics and augments the effects of compounds in the body called endogenous cannabinoids. Endocannabinoids are part of the regulatory system called the endocannabinoid system. The endocannabinoid system plays important roles in the central nervous system and in regulating a broad range of physiological processes that affect our everyday experience – our mood, our energy level, our intestinal fortitude, immune activity, blood pressure, bone density, glucose metabolism, how we experience pain, stress, hunger, and more. Studies have shown that CBD is non-psychoactive unlike tetrahydrocannabinol (THC).

Farm Bill

On December 20, 2018, the 2018 Farm Bill was signed into law. The law went into effect on January 1, 2019.

As a consequence of the 2018 Farm Bill, hemp has now been permanently removed from the Controlled Substances Act (CSA). It is now deemed an agricultural commodity, no longer able to be classified as a controlled substance, like marijuana. Furthermore, by redefining hemp to include its “extracts, cannabinoids and derivatives,” Congress explicitly removed popular hemp products – such as hemp-derived CBD — from the purview of the CSA.

Accordingly, the Drug Enforcement Administration (DEA) no longer has any claim to interfere with the interstate commerce of hemp products, so as long as the THC level is at or below 0.3%. State and Tribal governments may impose separate restrictions or requirements on hemp growth and the sale of hemp products. However, they cannot interfere with the interstate transport of hemp or hemp products.

We believe that the 2018 Farm Bill should give comfort to federally regulated institutions, pharmacies, banks, merchant services, credit card companies, e-commerce sites and advertising platforms, to conduct commerce with the hemp and hemp CBD industry

The Food and Drug Administration (FDA) on CBD and Hemp

The FDA’s statements regarding the 2018 Farm Bill noted the substantial public interest in CBD and the clear interest of Congress in fostering the development of appropriate hemp products. The FDA intends to hold a public meeting(s) in the near future for stakeholders to share their experiences and challenges with these products, including information and views related to the safety of such products.

The FDA appears committed to pursuing an efficient regulatory framework for allowing product developers that meet the requirements under their authorities to lawfully market these types of products. However, despite these steps by the FDA there are other factors which are beyond our control, which could jeopardize our ability to successfully market our planned products. Any such setback would have a material adverse effect on our business and prospects.

Environmental Matters

Compliance with federal, state and local requirements regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had, nor are they expected to have, any material effect on the Company.

RECENT DEVELOPMENTS

The Company purchased and renovated its own building and hemp processing facility at 12 Humbert St., in North Providence, RI. We have constructed a new, state-of-the-art facility in New Providence, Rhode Island that is equipped with our proprietary Halo 5 processing technology system (encompassing chemistry, mechanical engineering, and computer software) that produces a consistent 99.9% pure CBD distillate and isolate at less than $200 Liter/Kilogram. Halo 5 is a proprietary chromatography extraction technology utilizing a Simulated Moving Bed (“SMB”) engineered process for chromatographic separation. The SMB process is advantageous because it provides large quantities of highly purified material and precise pharmaceutical grade molecular separation at dramatically reduced costs.

Index

We completed a reverse merger to acquire Canadian American Standard Hemp Inc. (“CASH”) on October 26, 2020 (the “Merger”). Real Brands’ name and trading symbol were maintained, with CASH shareholders acquiring majority control of Real Brands. CASH continues to operate as a wholly-owned subsidiary of Real Brand under the name CASH Inc. Thomas Kidrin, CEO of CASH, has been named Chief Executive Officer (CEO) of Real Brands.

Critical Accounting Policies

Our material accounting policies, which we believe are the most critical to investors understanding of our financial results and condition, are discussed below. Because we are still early in our enterprise development, the number of these policies requiring explanation is limited. As we begin to generate increased revenue from different sources, we expect that the number of applicable policies and complexity of the judgments required will increase.

Revenue Recognition: ASC 606 Revenue from Contracts with Customers establishes a single and comprehensive framework which sets out how much revenue is to be recognized, and when. The core principle is that a vendor should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the vendor expects to be entitled in exchange for those goods or services. Revenue will now be recognized by a vendor when control over the goods or services is transferred to the customer. In contrast, Revenue based revenue recognition around an analysis of the transfer of risks and rewards; this now forms one of a number of criteria that are assessed in determining whether control has been transferred. The application of the core principle in ASC 606 is carried out in five steps: Step 1 – Identify the contract with a customer: a contract is defined as an agreement (including oral and implied), between two or more parties, that creates enforceable rights and obligations and sets out the criteria for each of those rights and obligations. The contract needs to have commercial substance and it is probable that the entity will collect the consideration to which it will be entitled. Step 2 – Identify the performance obligations in the contract: a performance obligation in a contract is a promise (including implicit) to transfer a good or service to the customer. Each performance obligation should be capable of being distinct and is separately identifiable in the contract. Step 3 – Determine the transaction price: transaction price is the amount of consideration that the entity can be entitled to, in exchange for transferring the promised goods and services to a customer, excluding amounts collected on behalf of third parties. Step 4 – Allocate the transaction price to the performance obligations in the contract: for a contract that has more than one performance obligation, the entity will allocate the transaction price to each performance obligation separately, in exchange for satisfying each performance obligation. The acceptable methods of allocating the transaction price include adjusted market assessment approach, expected cost plus a margin approach, and, the residual approach in limited circumstances. Discounts given should be allocated proportionately to all performance obligations unless certain criteria are met and reallocation of changes in standalone selling prices after inception is not permitted. Step 5 – Recognize revenue as and when the entity satisfies a performance obligation: the entity should recognize revenue at a point in time, except if it meets any of the three criteria, which will require recognition of revenue over time: the entity’s performance creates or enhances an asset controlled by the customer, the customer simultaneously receives and consumes the benefit of the entity’s performance as the entity performs, and the entity does not create an asset that has an alternative use to the entity and the entity has the right to be paid for performance to date.

Valuation of Deferred Taxes: We account for income taxes in accordance with the liability method. Under the liability method, we recognize deferred assets and liabilities based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. We establish a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be utilized against future taxable income.

Valuation of Equity Instruments Granted to Employee, Service Providers and Investors: On the date of issuance, the instruments are recorded at their fair value as determined using the Binomial Option Pricing Model.

Index

Allowance for Accounts Receivable: We estimate losses from the inability of our distributors to make required payments and periodically review the payment history of each of our distributors, as well as their financial condition, and revise our reserves as a result.

Inventory Valuation: All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis. Selling, general, and administrative expenses are not inventoried, but are charged to expense when purchased.

RESULTS OF OPERATIONS

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Sales Revenue, Cost of Sales and Gross Loss: Revenues from the sale of our products for the three months ended September 30, 2021 and 2020 were $2,490 and $351, respectively. Revenues in 2021 were generated from the sale of our tinctures. During the three months ended September 30, 2021 and 2020 we were building out our new facility and not able to produce any new products for sale. Costs of sales was $14,184 in the three months ended September 30, 2021 and $17,745 in the three months ended September 30, 2020. The Company expenses all packaging material as a cost of sale at the time of purchase. For the three months ended September 30, 2021, the Company had a gross loss of $11,694 compared to a gross loss of $17,394 for the three months ended September 30, 2020.

General and Administrative Expense: General and administrative expenses for the three months ended September 30, 2021, increased by $47,533, to $87,403 as compared to $39,870 for the three months ended September 30, 2020. The increase is due to a general increase in activity as our production facility has been completely built out and we are nearing the point where production and operations are expected to start up again.

Payroll and Related: Payroll and related decreased by $23,316 to $101,036 for the three months ended September 30, 2021 from $124,352 for the three months ended September 30, 2020. The decrease is due to a slowdown in activity as our production facility is not at a point where production and operations can be started up again.

Professional Fees: Professional fees decreased to $62,423 for the three months ended September 30, 2021 compared to $67,448 for the three months ended September 30, 2020. The decrease is due to costs incurred in 2020 associated with the merger of the Companies.

Depreciation expense: Depreciation expense was $36,299 for the three months ended September 30, 2021 compared to a depreciation expense of $30,073 for the three months ended September 30, 2020.

Interest Expense: Interest expense for the three months ended September 30, 2021 was $6,128 compared to interest expense of $8,222 in the three months ended September 30, 2020.

Net Loss: As a result of the foregoing, we realized a net loss of $304,983 in the three months ended September 30, 2021 compared to a net loss of $287,359 for the three months ended September 30, 2020.

There was no income tax benefit recorded for the years ended December 31, 2020 or 2019, due to recurring net operating losses.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

Sales Revenue, Cost of Sales and Gross Loss: Revenues from the sale of our products for the nine months ended September 30, 2021 and 2020 were $4,035 and $23,865, respectively. Revenues in 2021 were generated from the sale of our tinctures. During the nine months ended September 30, 2021 and 2020 we were building out our new facility and not able to produce any new products for sale. Costs of sales was $69,375 in the nine months ended September 30, 2021 and $36,058 in the nine months ended September 30, 2020. The Company expenses all packaging material as a cost of sale at the time of purchase. For the nine months ended September 30, 2021, the Company had a gross loss of $65,340 compared to a gross profit of $12,193 for the nine months ended September 30, 2020.

Index

General and Administrative Expense: General and administrative expenses for the nine months ended September 30, 2021, increased by $74,534, to $256,221 as compared to $181,687 for the nine months ended September 30, 2020. The increase is due to a general increase in activity as our production facility has been completely built out and we are nearing the point where production and operations are expected to start up again.

Payroll and Related: Payroll and related decreased by $21,649 to $227,220 for the nine months ended September 30, 2021 from $248,869 for the nine months ended September 30, 2020.

Professional Fees: Professional fees increased to $237,438 from $90,448 for the nine months ended September 30, 2021. The increase is due to costs associated with making the Company compliant in its reporting responsibilities and costs related to the merger of the Companies.

Stock option expense: Stock option expense was $1,065,390 for the nine months ended September 30, 2021 compared to $0 for the nine months ended September 30, 2020.

Gain on forgiveness of PPP Loan: The Company applied for and received forgiveness on its two SBA PPP loans in the aggregate amount of $143,485 for the nine months ended September 30, 2021 compared to $0 for the nine months ended September 30, 2020.

Depreciation expense: Depreciation expense was $108,894 for the nine months ended September 30, 2021 compared to a depreciation expense of $90,219 for the nine months ended September 30, 2020.

Interest Expense: Interest expense for the nine months ended September 30, 2021 was $18,225 an increase of $382 from the interest expense of $17,843 in the nine months ended September 30, 2020.

Net Loss: As a result of the foregoing, we realized a net loss of $1,835,244 in the nine months ended September 30, 2021 compared to a net loss of $641,259 for the nine months ended September 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have raised capital through the public and private sale of debt and equity and funding from collaborative arrangements. At September 30, 2021, we had cash of $347,774 and a negative working capital of $903,903.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We cannot be certain that our existing and available capital resources will be sufficient to satisfy our funding requirements through 2021. We are evaluating various options to raise additional funds, including new equity and loans and no assurance can be given that we will be successful.

Our financial statements have been prepared and presented on a basis assuming we will continue as a going concern. The above factors raise substantial doubt about our ability to continue as a going concern, as more fully discussed in Note 1 to the consolidated financial statements contained herein.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, no special purpose entities, and no activities that include non-exchange-traded contracts accounted for at fair value.

Index

Item 4. Controls And Procedures

As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

During the quarter covered by this report there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II OTHER INFORMATION

Legal Proceedings

None.

Item 1A. Risk Factors

We are not obligated to disclose our risk factors in this report, however, limited information regarding our risk factors appears in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2020 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2020 Annual Report on Form 10-K.

The above notwithstanding, we are mindful of the COVID-19 pandemic currently sweeping the world in general and in particular the United States. Inasmuch as our business model does not rely on sales of a product or services or consumer access thereto, we do not believe that we will be negatively impacted by the pandemic and the economic havoc it is currently wreaking on the economies of the United States and the world.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2021, the Company sold 71,086,506 shares with net proceeds of $935,000 through private placements. During the nine months ended September 30, 2020, the Company sold 350,000 shares with net proceeds of $350,000. Proceeds have been used for the build out of our facility in Rhode Island and to implement our business plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Index

Item 6. Exhibits

3.1		Certificate of Incorporation (a)

3.2		By-Laws Restated as Amended (a)

31.1		Certification of Chief Executive Officer

31.2		Certification of Chief Financial Officer

32.1		Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS*XBRL	Instance Document

101.	SCH*XBRL	Taxonomy Extension Schema

101.	CAL*XBRL	Taxonomy Extension Calculation Linkbase

101.	DEF*XBRL	Taxonomy Extension Definition Linkbase

101.	LAB*XBRL	Taxonomy Extension Label Linkbase

101.	PRE*XBRL	Taxonomy Extension Presentation Linkbase

(a)	Filed previously with the Form 10 on June 25, 2021 and incorporated herein by reference.

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: November 15, 2021

REAL BRANDS, INC.

By: /s/ Thom Kidrin
President and CEO

By: /s/ Christopher Ryan
Chief Financial Officer

Index

 INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (a)

3.2	By - Laws Restated as Amended (a)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(a)	Filed previously with the Form 10 on June 25, 2021 and incorporated herein by reference.

Index