Form 10-K
period 2021-12-31
Real Brands, Inc.
filed 2022-04-06
CIK 1084133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-28027

REAL BRANDS INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	40-0014655
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12 Humbert Street North Providence, RI  02991

(Address of Principal Executive Offices)

(617) 803-0004

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name Of Each Exchange On Which Registered

None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,”  “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked closing price of such common equity, as of June 30, 2021 (closing price was $0.1275) was approximately $204,254,354.

As of April 5, 2022, 2,677,529,115 shares of the Issuer's Common Stock were outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve risks and uncertainties and our actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "believe," and similar language, including those set forth in the discussion under "Description of Business," "Risk Factors" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-K. We base our forward-looking statements on information currently available to us, and we believe that the assumption and expectations reflected in such forward-looking statements are reasonable, and we assume no obligation to update them. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1. BUSINESS.

General

Real Brands Inc. (“RLBD”, “Real Brands”, or the “Company”) is a publicly traded, vertically integrated, early entrant (2017) in the hemp-derived cannabinol (“CBD”) market that specializes in hemp CBD oil/isolate extraction, wholesaling of CBD oils and isolate, manufacturing, production and sales of hemp-derived CBD consumer, celebrity brands, and white label products. Real Brands is listed in the Over the Counter Pink Sheets (“OTCQB”) under the symbol “RLBD”.

Real Brands completed a reverse merger to acquire Canadian American Standard Hemp Inc. (“CASH”) on October 26, 2020 (the “Merger”). Real Brands’ name and trading symbol were maintained, with CASH shareholders acquiring majority control of Real Brands. CASH continues to operate as a wholly-owned subsidiary of Real Brands under the name CASH Inc. Following the Merger, Thomas Kidrin, CEO of CASH, was named Chief Executive Officer (CEO) of Real Brands, replacing former Real Brands CEO Jerry Pearring.

Real Brands’ initial primary business has been pharmaceutical grade cannabinoid extraction of CBD isolate and distillate as well as terpenes and minor cannabinoids, wholesaling of CBD oils and isolate, proprietary formulation, production, and sales of hemp-derived consumer brands. The Company is extracting and refining essential oils and compounds of interest from certified hemp cultivars through the use of its proprietary processing technology and methodology. The unique methodology allows for full purification to >99% without the implementation of hazardous or environmentally impactful chemical compounds.

The Company has also made a strategic commitment to becoming a brand owner and has committed resources to developing proprietary branded product lines with novel formulations in order to distribute high-quality, low-cost hemp derived products such as topical creams and gels, cosmetics, tinctures, oils, capsules, vape cartridges, oral sprays and other products that contain hemp derivative distillate or isolate as well as other minor cannabinoids.

Recent developments

The Company purchased and renovated its own building and hemp processing facility at 12 Humbert St., in North Providence, RI.

Our new, state-of-the-art hemp processing facility is equipped with our proprietary Halo 5; Simulated Moving Bed (SMB) chromatography processing technology system (encompassing chemistry, mechanical engineering, and computer software) that produces a consistent 99.9% pure CBD distillate and isolate. The Halo 5’s SMB process is advantageous because it provides large quantities of highly purified material and precise pharmaceutical grade molecular separation at dramatically reduced costs. There is also in-house capacity for bottle filling and packaging and there is a 5,000 SQ space on the 2nd floor of the Plant where we could install a grow facility.

Our Technology

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

The Company is extracting and refining essential oils and compounds of interest from certified hemp cultivars through the use of its proprietary processing technology and methodology as described below. Initial concrete oleo resin extracts are carried out within a closed loop multi-vessel, sanitary stainless-steel system. This system extracts the compounds of interest through a continuous flow of cryonic chilled food grade ethyl alcohol. All elements of the extraction process take place at or below ambient temperatures and pressures, mitigating any risk of vapor pressure buildup and allowing for selective efficient separation of all phytocompounds. All solvent movement is carried out with pneumatic fluid pumps, whose mechanical functions and electrical components are isolated in an adjacent control room. Solvent recovery is performed under deep vacuum at or below ambient temperature thus negating the use of any external heat source within the extraction process. Isolation and purification is then achieved through the use of a proprietary continuous flow, multicolumn, counter current chromatography system. As the entire process of extraction to isolation is carried out at or below ambient temperature and pressure, all phytochemicals are preserved in their natural state. Any risk of molecular isomerization or degradation is de minimis. The solvent system consists of food grade ethyl alcohol and distilled water. The unique methodology allows for full purification to >99% without the implementation of hazardous or environmentally impactful chemical compounds.

The Company believes its SMB Continues Flow Chromatography process is a highly engineered process for chromatographic separation. It is used to separate one chemical compound or one class of chemical compounds from one or more other chemical compounds to provide significant quantities of the purified or enriched material at a lower cost than could be obtained using simple (batch) chromatography. Standard batch processing is costly and requires constant monitoring. However, the Company utilizes high efficiency solvent recovery systems and continuous flow moving bed chromatography, keeping energy and overall operational costs very low. Running the Company’s entire self-contained process requires only two semi-skilled employees per shift.

Due in large part to the Company’s proprietary manufacturing process, the Company believes it is a very low-cost manufacturer that gives it a distinct advantage in the industry. This advantage is expected to translate over time into multiple strategic business opportunities and highlight the Company’s ability to become a large wholesaler of high-quality refined CBD. Also, this could allow the Company to become a critically important low-cost supply chain to distributors, while providing a strategic price protection to its branded product lines.

Our Strategy

We intend to grow our business by trying to engage in some or all of the following:

•	Launching multiple web-based platforms to educate and sell direct to consumers the Company’s owned brands that focus on CBD derived from hemp products.
•	Continuing to develop and expand our own proprietary branded retail line of products.
•	Investing in other entities with hemp-based products we can supply our CBD distillate and isolate ingredients to that are deemed strategic, and/or add economies of scale.
•	Pursue acquisitions within our current core product offerings to extend our geographic reach and expand our product offerings.

•	Licensing our products to create additional revenue streams.
•	Joint venture, develop and market celebrity brand lines.

The brand development strategy is to try to leverage existing Company resources into creating online sales, licensing opportunities and a distribution network for proprietary legal hemp and (eventually) cannabis brands, and other consumer brands. The Company hopes to acquire and/or develop brands that CBD and minor cannabinoids are complementary ingredients, and which are conducive to hemp derived infusion or micro encapsulation i.e., chocolates, cosmetics, edibles, drinks, sprays, tinctures, sub-lingual strips, cooking condiments, powders, Vapes, etc.

The Hemp Industry

Mainstream acceptance of CBD is expected to continue its general upward trend despite the market challenges and adjustments created by the Covid-19 Pandemic. Based upon the Brightfield Group’s publicly available market reports between 2018 and 2020, the Brightfield Group  had estimated the US CBD market in 2020 was projected to reach $4.7 billion in sales, with 14% growth from 2019 sales of $4.1 billion. (Lower than pre-Covid levels of $7 billion for 2020.) Actual 2020 Sales were $4.6 billion. According to the researchers, the U.S. hemp-derived CBD market will reach $5.3 billion in retail sales in 2021. This would imply 15% growth over 2020 sales of $4.6 billion.

In addition, based upon the publicly available market reports from the Brightfield Group , they expect sales to reach $16 billion by 2026, driven by accelerated growth of ingestibles (tinctures, capsules, drinks). New consumers will enter the market as prices continue to drop and access expands. Further online sales are expected to have surpassed $2 billion in 2021, accounting for 38% of the total American CBD market. This is down slightly from 42% in 2020, and management believes that this is a positive indication that consumers are starting to return to in-person retail shopping as COVID concerns abate.

The CBD market still exists in a regulatory gray area nearly 2.5 years after the 2018 Farm Bill went into effect. The delay has been particularly impactful for ingestible CBD products like edibles and tinctures. The US Food and Drug Administration has yet to provide the framework needed to govern how CBD ingestibles can be sold legally. The lack of regulation has kept large consumer packaged goods companies from entering the market. Federal guidance is needed for these players to get involved without risking the rest of their business.

Key growth drivers for CBD will be natural health and wellness trends, product variety, expanded distribution channels, and a growing awareness of the benefits of CBD as a natural alternative to pharmaceuticals for cancer patients to athletes.

Americans have utilized hemp in their diets for health and other practical reasons throughout history, and hemp is a strong and highly versatile crop that has many good attributes including a host of scientifically confirmed medicinal properties. There is strong evidence that hemp, now legally grown in the US, will see a nearly unprecedented investment as hemp is believed to have an ability to grow the US economy via new jobs and commerce, while providing any number of valuable products including in the healthcare sector.

Hemp has long been known for its use in textiles, but has nutrients, proteins and essential fatty acids as well. The company is developing and focused on a wide variety of CBD products derived from hemp, as the market is experiencing growth from different categories including healthy drinks and medicine.

The beverage industry and the biotechnology industry have and continue to make huge investments including new companies and established companies alike. These sectors are just two of many examples, and the Company’s management believes that CBD derived from hemp will ultimately become a staple in American life, and alleviate any number of health and wellness issues, and generally elevate the quality of life.

Hemp as a crop has some interesting redeeming qualities that farmers enjoy. Hemp is an extremely hardy crop, and requires less water than many other crops, and also rejuvenates the soil by adding back many critical nutrients that other crops do not. This can have a stabilizing effect, as sustainable plants often assist in developing sustainable businesses. The legal distinction from marijuana in the US is that hemp contains less than 0.3% of the cannabinoid chemical THC, which is the psychoactive component in the cannabis plant family.

Due to hemp’s nutritional and medicinal qualities, the Company has decided to focus its effort on building a near vertically integrated business model. That is, it will seek to strategically partner with farmers. A main driver of the Company’s business model is to exploit in the most positive way its proprietary processing technology and knowhow. Today the Company purchases hemp biomass on the open market, and then reduces it into a variety of unique cannabinoids, including CBD, CBG, CBN etc. Hemp is fast becoming a highly sought-after ingredient in food and drink, cosmetics and skincare, and healthcare and general nutrition centric products. Furthermore, as the 2018 Farm Bill will boost hemp genetics research, the Company expects that many plant geneticists with an interest in hemp will begin to focus their efforts due to the new and greatly improved legal framework in the U.S., and at least for the short-term it is very likely the large agriculture companies will take a wait and see attitude, at least until the majority, if not all of the states publish their regulations, and large consumer markets, and packaged goods companies’ appetites begin to fit their large size. However, for growth companies, the Company believes there is ample opportunity as an early-mover to create CBD derived from hemp branded product lines in multiple categories.

On December 20, 2018 President Trump signed into law the 2018 Farm Bill (included in the Agricultural Improvement Act of 2018). Hemp is defined in the legislation as the cannabis plant with one key difference: hemp cannot contain more than 0.3 percent of delta-9-tetrahydrocannabinol (“THC”), the compound in the plant most commonly associated with getting a person high. In other words, hemp cannot get you high. For decades, federal law did not differentiate hemp from other cannabis plants, all of which were effectively made illegal in 1937 under the Marijuana Tax Act and formally made illegal in 1970 under the Controlled Substances Act (“CSA”) which banned cannabis of any kind.

Pursuant to the 2018 Farm Bill, hemp products and their derivatives were removed as a prohibited substance under the CSA, subject to certain conditions, such as the percent amount of THC in the product, as well as an USDA-approved state regulatory program. On October 31, 2019 the USDA issued an interim final rule regarding the Establishment of a Domestic Hemp Production Program which authorized hemp to be grown and processed legally in the United States and made it legal to transport in interstate commerce. Although this interim final rule became effective on the date of publication, there is a possibility it will be modified from its current application.

Specifically, the Farm Bill defined hemp as cannabis and cannabis derivatives (e.g., CBD) with extremely low (no more than 0.3 percent on a dry weight basis) concentrations of the psychoactive compound THC, and removed those “hemp” products from the CSA. Subsequent to the enactment of the 2018 Farm Bill, many companies entered the market, and prominent national retailers began carrying CBD products in different formats, such as edibles, topicals, vapor products, tinctures, and pet foods.

The Farm Bill did not eliminate federal oversight of CBD products and in fact explicitly recognized certain federal agencies’ continued jurisdiction. In certain circumstances, hemp products remain subject to other regulatory bodies, such as the United States Food and Drug Administration (“FDA”), the United States Federal Trade Commission (“FTC”), state and local regulation, et al. For example, certain marketers of CBD products have received warning letters from FDA regarding particular health claims made in the promotion of those marketers’ products. Similarly, some states have banned or proposed to ban smokable hemp “cigarettes.”

FDA, moreover, has approved as a drug EPIDIOLEX for treatment of various seizures. EPIDIOLEX’s active ingredient is a particular CBD isolate. That approval, while showing that the safe and effective therapeutic benefits of CBD can be proven, may also prevent the over-the-counter sale of CBD products for the same purpose in the same formulation.

FDA, on April 2, 2019, announced that it was beginning to study if and how to regulate CBD products. It is unclear what, if anything, FDA will recommend, including whether to recommend a new regulatory group, or whether to regulate it as dietary supplement. Under dietary supplement regulation, manufacturers are required to register with FDA and comply with certain defined Good Manufacturing Practices, and refrain from medical claims. FDA has stated that is does not believe that CBD products would properly be regulated as a dietary supplement without further action; however, in its April 2 announcement FDA included a statement that products containing CBD might be regulated as dietary supplements. (Statement from FDA Commissioner Scott Gottlieb, M.D., on new steps to advance agency’s continued evaluation of potential regulatory pathways for cannabis-containing and cannabis-derived products FDA.

https://www.fda.gov/news-events/press-announcements/statement-fda-commissioner-scott-gottlieb-md-new-steps-

advance-agencys-continued-evaluation.)

The Farm Bill explicitly allows the transfer of hemp-derived products across state lines for commercial or other purposes. It also puts no restrictions on the sale, transport, or possession of hemp-derived products, so long as those items are produced in a manner consistent with the law.

While the Farm Bill legalizes hemp, it does not create a system in which people can grow it as freely as they can grow carrots or parsley and this is still a highly regulated crop in the United States for both personal and industrial production.

Many experts predicted that the Biden/Harris administration would remove hemp and marijuana from the list of schedule 1 drugs after taking office. While Biden supports marijuana decriminalization, efforts to legalize cannabis consumption are likely to continue at the state level for now even though both the House and the Senate are actively working on a Bill aimed at legalization. In 2022, employers will need to review their policies and ensure that they comply with evolving laws, particularly those covering medical marijuana patients Once the regulatory uncertainty clears, the Company expects that major CPG brands waiting on the sidelines will begin to jump and mainstream retailers such as grocery stores, big box outlets, and warehouse clubs will carry a full slate of CBD products.

The pandemic has been a significant extinction event for hundreds of small brands in the US CBD market and we believe that Real Brands is a well-positioned survivor and ready to benefit from an expanding market.

In summary, the regulatory landscape remains in flux and uncertain, but management believes that responsibly manufactured and marketed products are viable under current regulations and will continue to be so as the regulatory structure evolves.

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

Employees

As of December 31, 2021, we had four full time employees.

Corporate History

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

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks, including but not limited to those set forth below. Our operations and performance could also be subject to risks that do not exist as of the date of this report but emerge thereafter as well as risks that we do not currently deem material.

General Risks

Our business and future operations may be adversely affected by epidemics and pandemics, such as the recent COVID-19 outbreak.

We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases, which could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of the country as a whole. For example, the recent outbreak of COVID-19, has been declared by the World Health Organization to be a “pandemic,” has spread across the globe, including the United States of America. A health epidemic or pandemic or other outbreak of communicable diseases, such as the current COVID-19 pandemic, poses the risk that we, or potential business partners may be disrupted or prevented from conducting business activities for certain periods of time, the durations of which are uncertain, and may otherwise experience significant impairments of business activities, including due to, among other things, operational shutdowns or suspensions that may be requested or mandated by national or local governmental authorities or self-imposed by us, our customers or other business partners. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, our customers, our potential customers, suppliers or other current or potential business partners, the continued concerns with respect COVID-19, the measures taken by the local and federal government, actions taken to protect employees, and the impact of the pandemic on various business activities could adversely affect our results of operations and financial condition.

The accompanying financial statements have been prepared assuming the company will continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business. However, the Company has generated only minimal revenues, has accumulated a loss since formation and currently lacks the capital to effectively pursue its business plan. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Risks Related to Our Business and Industry

We may not be able to economically comply with any new government regulation that may be adopted with respect to the hemp industry.

New legislation or regulation, or the application of existing laws and regulations to the hemp medical and consumer industries could add additional costs and risks to doing business. We are subject to regulations applicable to businesses generally and laws or regulations directly applicable to communications over the Internet and access to e-commerce. Although there are currently few laws and regulations regulating hemp products, it is reasonable to assume that as hemp use becomes more mainstream that the FDA and/or other federal, state and local governmental agencies will impose regulations covering the cultivation, purity, privacy, quality control, security and many other aspects of the industry, all of which will likely raise the cost of compliance thereby reducing profits or even making it more difficult to continue operations, either of which scenarios, if they occur, could have a negative impact on our business and operations.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time and in the future, our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials, and may also produce hazardous waste products. Even if we contract with third parties for the disposal of these materials and waste products, we cannot completely eliminate the risk of contamination or injury resulting from these materials. In the event of contamination or injury resulting from the use or disposal of our hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

We maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, but this insurance may not provide adequate coverage against potential liabilities. However, we do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. Current or future environmental laws and regulations may impair our research, development or production efforts. In addition, failure to comply with these laws and regulations may result in substantial fines, penalties or other sanctions.

Possible losses associated with non-compliance with other numerous laws and regulations applicable to our industry.

The production, labeling and distribution of the products that we distribute are regulated by various federal, state and local agencies. These governmental authorities may commence regulatory or legal proceedings, which could restrict the permissible scope of our product claims or the ability to sell its products in the future. The FDA regulates our products to ensure that the products are not adulterated or misbranded.

We are subject to regulation by the Department of Agriculture (“DoA”) and other agencies as a result of the manufacture and sale of our CBD products. The shifting compliance environment and the need to build and maintain robust systems to comply with different regulations in multiple jurisdictions increases the possibility that we may violate one or more of the requirements. If our operations are found to be in violation of any of such laws or any other governmental regulations, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, any of which could adversely affect our business and financial results.

Failure to comply with FDA and DoA requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. Our advertising is subject to regulation by the FTC under the Federal Trade Commission Act as well as subject to regulation by the FDA under the Dietary Supplement Health and Education Act of 1994 (“DSHEA”). In recent years, the FTC has initiated numerous investigations of dietary and nutritional supplement products and companies based on allegedly deceptive or misleading claims. At any point, enforcement strategies of a given agency can change as a result of other litigation in the space or changes in political landscapes, and could result in increased enforcement efforts, which would materially impact our business. Additionally, some states also permit advertising and labeling laws to be enforced by state attorney generals, who may seek relief for consumers, class action certifications, class wide damages and product recalls of products we sell. Private litigations may also seek relief for consumers, class action certifications, class wide damages and product recalls of products sold by us. Any actions against us by governmental authorities or private litigants could have a material adverse effect on our business, financial condition and results of operations.

Changing weather patterns can adversely impact our agricultural operations causing losses.

Our business can be affected by unusual weather patterns. The production of some of our products relies on the availability and use of live plant material. Growing seasons, yields and harvesting operations can be impacted by weather patterns. In addition, severe weather, including drought and hail, can destroy a crop, which could result in us having no or limited hemp to process. If we are unable to harvest hemp through our proprietary operations or contract farming arrangements, our ability to meet customer demand, generate sales, and maintain operations will be impacted. Given the proprietary nature of our crops, it may not be practicable for us to source adequate, or any, replacement hemp to produce our downstream products.

Our business is dependent on the outdoor growth and production of Industrial Hemp, an agricultural product. As such, the risks inherent in engaging in agricultural businesses apply. Potential risks include low yields, the risk that crops may become diseased or victim to insects or other pests and contamination, or subject to extreme weather conditions such as excess rainfall, freezing temperature, or drought, all of which could result in low crop yields, decreased availability of Industrial Hemp, and higher acquisition prices. Our ability to obtain adequate (or any) insurance relating to the foregoing risks may be limited. There can be no guarantee that an agricultural event will not adversely affect our business and operating results.

Other agricultural production risks which could adversely impact our business.

Agricultural production by its nature contains elements of risks and uncertainties which may adversely affect our business and operations, including but not limited to the following: (i) any future climate change with a potential shift in weather patterns leading to droughts and associated crop losses; (ii) potential insect, fungal and weed infestations resulting in crop failure and reduced yields; (iii) wild and domestic animal conflicts; and (iv) crop-raiding, sabotage or vandalism. Adverse weather conditions represent a significant operating risk to us, affecting quality and quantity of production and the levels of farm inputs. We may also encounter difficulties with the importation of agro-inputs and securing a supply of spares and maintenance items. In the event of a delay in the delivery from suppliers of agro-inputs and machinery, we may be unable to achieve our production targets.

Hemp plant specific agricultural risks which could adversely impact our business.

Hemp plants can be vulnerable to various pathogens including bacteria, fungi, viruses and other miscellaneous pathogens. Such instances often lead to reduced crop quality, stunted growth and/or death of the plant. Moreover, hemp is phytoremediative meaning that it may extract toxins or other undesirable chemicals or compounds from the ground in which it is planted. Various regulatory agencies have established maximum limits for pathogens, toxins, chemicals and other compounds that may be present in agricultural materials. If our hemp is found to have levels of pathogens, toxins, chemicals or other undesirable compounds that exceed established limits, we may have to destroy the applicable portions of its hemp crop. Should our crops be lost due to pathogens, toxins, chemicals or other undesirable compounds, it may have a material adverse effect on our business and financial condition.

Failure to manage our growth effectively could cause our business to suffer.

We intend to grow organically and through selected acquisitions. To manage our growth effectively, we must manage our employees, operations, finances, and investments efficiently. We also must effectively integrate any companies or businesses we acquire. We may encounter risks and challenges frequently experienced by growing companies such as our ability to: strengthen our reputation for superior content creation; distinguish ourselves from our competitors; develop and offer content that meet our clients’ needs as they change; and attract and maintain talent. Failure to manage our growth effectively could have a material adverse effect on our business, results of operations or financial condition.

The market in which we participate is competitive, and we may not be able to compete successfully with our current or future competitors.

We operate in the competitive, highly fragmented advertising and creative content production markets. We compete with many firms with no single company maintaining a significant share of the market. Some of our competitors have greater resources than those available to us and such resources may enable them to aggressively compete with us. We must compete with these firms to maintain existing client relationships and to obtain new clients and assignments. If existing or new companies acquire one of our existing competitors or form an exclusive relationship with one or several advertising agencies or brands, our ability to compete effectively could be significantly compromised and our results of operations could be harmed. Any of the factors described above could make it more difficult for us to acquire new projects and could result in increased pricing pressure, increased sales and marketing expenses or the loss of market share, and could have a material adverse effect on our business, results of operations or financial condition.

Our quarterly results of operations may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of securities analysts or investors, which could cause our stock price to decline.

Our quarterly results of operations have in the past, and may in the future, fluctuate as a result of a variety of factors, many of which are outside of our control, including limited visibility of the timing and certainty of future projects. In future periods, our revenue or profitability could decline or grow more slowly than we expect. If our quarterly revenues or results of operations do not meet or exceed the expectations of securities analysts or investors, the price of our common stock could decline substantially. In addition to the other risk factors set forth in this “Risk Factors” section, factors that may cause fluctuations in our quarterly revenues or results of operations include:

•	our ability to increase sales to existing clients and attract new clients;

•	our failure to accurately estimate or control costs;

•	the potential loss of significant clients;

•	maintaining appropriate staffing levels and capabilities relative to projected growth;

•	Promulgation of federal and state regulations from time to time increasing our compliance burden; and

•	general economic, industry and market conditions and those conditions specific to agricultural companies such as weather and infestations.

We believe that our quarterly revenues and results of operations on a year-over-year and sequential quarter-over-quarter basis may vary significantly in the future and that period-to-period comparisons of our results of operations may not be meaningful. You should not rely on the results of prior quarters as an indication of future performance.

We are a holding company and depend upon our subsidiaries for our cash flows.

We are a holding company. All of our operations are conducted, and almost all of our assets are owned, by our subsidiaries. Consequently, our cash flows and our ability to meet our obligations depend upon the cash flows of our subsidiaries and the payment of funds by our subsidiaries to us in the form of dividends, distributions or otherwise. The ability of our subsidiaries to make any payments to us depends on their earnings, the terms of their indebtedness, including the terms of any credit facilities and legal restrictions. Any failure to receive dividends or distributions from our subsidiaries when needed could have a material adverse effect on our business, results of operations or financial condition.

Our acquisition strategy involves significant risks.

One of our business strategies is to pursue acquisitions. However, acquisitions involve numerous risks and uncertainties, including intense competition for suitable acquisition targets, the potential unavailability of financial resources necessary to consummate acquisitions, difficulties in identifying suitable acquisition targets or in completing any transactions identified on sufficiently favorable terms; and the need to obtain regulatory or other governmental approvals that may be necessary to complete acquisitions. In addition, as further described below, any future acquisitions may entail significant transaction costs, tax consequences and risks associated with entry into new markets and lines of business, any of which could have a material adverse effect on our business, results of operations or financial condition.

Future acquisitions or strategic investments could disrupt our business and harm our business, results of operations or financial condition.

We may in the future explore potential acquisitions of companies or strategic investments to strengthen our business. However, we have limited experience in acquiring and integrating businesses. Even if we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms or financing of the acquisition, and our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business.

Acquisitions involve numerous risks, any of which could harm our business, including:

•	anticipated benefits may not materialize as rapidly as we expect, or at all;

•	diversion of management time and focus from operating our business to address acquisition integration challenges;

•	retention of employees from the acquired company;

•	cultural challenges associated with integrating employees from the acquired company into our organization;

•	integration of the acquired company’s accounting, management information, human resources and other administrative systems;

•	the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies; and

•	litigation or other claims in connection with the acquired company, including claims from terminated employees, former stockholders or other third parties.

Failure to appropriately mitigate these risks or other issues related to such strategic investments and acquisitions could result in reducing or completely eliminating any anticipated benefits of transactions, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the impairment of goodwill, any of which could have a material adverse effect on business, results of operations or financial condition.

Our operations may become unprofitable and we may require working capital financing.

Our ability to achieve net income and cash flow is subject to, among other things, the number of our customers and our sales of our products, the magnitude of our margins and the overall profitability of our projects. If we are not able to operate our business at a profit or to retain cash, we may be required to obtain external working capital financing. In the event that we were unable to obtain a line of credit, we could be required to seek external working capital financing from other sources, which may not be available on satisfactory terms, or at all. If we are unable to access a sufficient amount of working capital at the times we need to, this could have a material adverse effect on our business, results of operations or financial condition.

If we are unable to protect our intellectual property rights, competitors may be able to use our technology or trademarks, which could weaken our competitive position.

We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also intend to enter into confidentiality or license agreements with our employees, consultants and customers, and control access to and distribution of our products, and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products.

Our future success depends on the continuing efforts of our key employees and our ability to attract, hire, retain and motivate highly skilled and creative employees in the future.

Our future success depends on the continuing efforts of our executive officers and other key employees. We rely on the leadership, knowledge and experience that our executive officers and key employees provide. They foster our corporate culture, which we believe has been instrumental to our ability to attract and retain new talent. Any failure to attract new or retain key creative talent could have a material adverse effect on our business, financial condition and results of operations.

The market for talent in our key areas of operations is intensely competitive, which could increase our costs to attract and retain talented employees. As a result, we may incur significant costs to attract and retain employees, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them.

Employee turnover, including changes in our management team, could disrupt our business. The loss of one or more of our executive officers or other key employees, or our inability to attract and retain highly skilled and creative employees, could have a material adverse effect on our business, results of operations or financial condition.

Management team will have to focus on issues involving managing a public company.

As a public reporting Company   we are subject to significant reporting and other obligations as a public company.

These new obligations will require significant attention from our management and could divert their attention away from the day-to-day management of our business. In the event that our management team does not successfully or efficiently manage our transition to being a public company, this could have a material adverse effect on our business, results of operations or financial condition.

We are subject to legal or reputational risks that could restrict our activities or negatively impact us.

Our business is subject to specific rules, prohibitions, restrictions, labeling disclosures and warning requirements applicable to sales and advertising for certain products. The FDA, advertisers and consumer groups may challenge advertising based on false or exaggerated claims through legislation, regulation, judicial actions or otherwise. Existing and proposed laws and regulations concerning user privacy, use of personal information and on-line tracking technologies also could affect the efficacy and profitability of internet-based and digital marketing. We could suffer reputational risk as a result of legal action or from sales of certain products that may be challenged by consumer groups or considered controversial, which may have a material adverse effect on our business, results of operations or financial condition.

Others may assert intellectual property infringement claims against us.

We are subject to the possibility of claims that brands’ products, services or techniques misappropriate or infringe the intellectual property rights of third parties. Infringement or misappropriation claims (or claims for indemnification resulting from such claims) may be asserted or prosecuted against us. Irrespective of the validity or the successful assertion of such claims, we would incur significant costs and diversion of resources with respect to the defense thereof, which could have a material adverse effect on our business, results of operations or financial condition.

We may be subject to claims that we have wrongfully hired an employee from a competitor or that we or our employees have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers.

As is commonplace in our industry, we employ individuals who were previously employed at other companies with whom we compete. Although no claims against us are currently pending, we may be subject in the future to claims that our employees or prospective employees are subject to a continuing obligation to their former employers (such as non-competition or non-solicitation obligations) or claims that our employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

We rely heavily on information technology systems and could face cybersecurity risks.

We rely heavily on information technologies and infrastructure to manage and conduct our business. This includes the production and digital storage of content and client information and the development of new business opportunities and creative content. The incidence of malicious technology-related events, such as cyberattacks, ransomware, computer hacking, computer viruses, worms or other destructive or disruptive software and other malicious activities could have a negative impact on our business and productivity. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. We have taken preventative steps and seek to follow industry best practices, including the use of firewalls, deployment of antivirus software and regular patch maintenance updates; however no system is completely immune from these types of attacks. If we become subject to cyber breach, this could have a material adverse effect on our business, results of operations or financial condition.

Power outages, equipment failure, natural disasters (including extreme weather) or terrorist activities can impact an entire system. In the event of such a disruption, our ability to operate nonetheless may be adversely affected. Human error may also affect our systems and result in disruption of our services or loss or improper disclosure of client and personal data, business information, including intellectual property, or other confidential information. We also utilize third parties to store, transfer or process data, and system failures or network disruptions or breaches in the systems of such third parties could adversely affect our reputation or business. Any such breaches or breakdowns could expose us to legal liability, be expensive to remedy, result in a loss of our or our clients’ or vendors’ proprietary information and damage our reputation. In addition, such a breach may require notification to governmental agencies, the media or other individuals pursuant to various federal and state privacy and security laws, if applicable. Efforts to develop, implement and maintain security measures are costly, may not be successful in preventing these events from occurring and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. We take precautions to limit access to sensitive information to only those individuals requiring it. Any significant distribution in our equipment or loss or improper disclosure of data could have a material adverse effect on our business, results of operations or financial condition.

Our networks and systems may require significant expansion to accommodate new processing and storage requirements.

We may experience limitations relating to the capacity of our networks, systems and processes. In the future, we may need to expand our network and systems at a more rapid pace than we have in the past if our networks and systems cannot accommodate new processing and storage requirements due to potential growth in our business. Our network or systems may not be capable of meeting the demand for increased capacity, or we may incur additional unanticipated expenses to accommodate these capacity demands. In addition, we may lose valuable data, be unable to obtain or provide content on a timely basis or our network may temporarily shut down if we fail to adequately expand or maintain our network capabilities to meet future requirements. Any lapse in our ability to store or transmit data or any disruption in our network processing may damage our reputation and result in the loss of clients, and could have a material adverse effect on our business, results of operations or financial condition.

Our tax liabilities may be greater than anticipated.

The U.S. tax laws applicable to our business activities are subject to interpretation. We are subject to audit by the Internal Revenue Service and by taxing authorities of the state and local jurisdictions in which we operate. Our tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value, and use our intellectual property, the jurisdictions in which we operate, how tax authorities assess revenue-based taxes such as sales and use taxes, the scope of our international operations, if any, and the value we ascribe to our intercompany transactions. Taxing authorities may challenge our tax positions and methodologies for valuing developed technology or intercompany arrangements, as well as our positions regarding the collection of sales and use taxes and the jurisdictions in which we are subject to taxes, which could expose us to additional taxes. Any adverse outcomes of such challenges to our tax positions could result in additional taxes for prior periods, interest and penalties, as well as higher future taxes. In addition, our future tax expense could increase as a result of changes in tax laws, regulations or accounting principles, or as a result of earning income in jurisdictions that have higher tax rates. An increase in our tax expense could have a negative effect on our business, results of operations or financial condition. Moreover, the determination of our provision for income taxes and other tax liabilities requires significant estimates and judgment by management, and the tax treatment of certain transactions is uncertain. Although we believe we will make reasonable estimates and judgments, the ultimate outcome of any particular issue may differ from the amounts previously recorded in our financial statements and any such occurrence could materially affect our financial position and results of operations.

Recent and future U.S. tax legislation may materially adversely affect our financial condition, results of operations and cash flows.

U.S. tax legislation enacted during the previous administration significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, imposing a one-time transition tax (or “repatriation tax”) on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. Many of these changes were effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Treasury and Internal Revenue Service, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. Moreover, it is reasonable to assume that the current administration will enact additional changes to the tax laws, some of which may reverse or change some of these changes. We continue to work with our tax advisors to determine the full impact that the recent tax legislation as a whole will have on us and we will do so as any further changes are made. We urge our investors to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be volatile or may decline regardless of our operating performance.

The market price of our common stock can experience high levels of volatility. Following the effectiveness of this registration, the market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control and may not be related to our operating performance, including:

•	announcements of new advertising campaigns, client relationships, acquisitions or other events by us or our competitors;

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market price and trading volume of hemp/cannabis companies in general;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes or fluctuations in our results of operations;

•	whether our results of operations meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	litigation involving us, our industry, or both;

•	regulatory developments in the industry in general and in the specific regions in which we operate;

•	general economic conditions and trends, whether from acts of terror, international war or conflicts, or otherwise;

•	major catastrophic events, including specifically weather related as it impacts agricultural products and health related resulting from the consequences of a pandemic;

•	lock-up releases or sales of large blocks of our common stock;

•	departures of key employees; or

•	an adverse impact on the company from any of the other risks cited herein.

If an active, liquid trading market for our common stock does not develop, you may not be able to sell your shares.

An active and liquid trading market for our common stock may not develop or be sustained and it may take some time for an active market to develop. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies by using our shares as consideration.

In addition, if the stock market for hemp/cannabis companies, or the stock market generally, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Historically, stockholders have filed securities class action litigation against companies following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, and divert resources and the attention of management from our business, which could have a material adverse effect on our business, results of operations or financial condition.

Anti-takeover provisions in our charter documents and under Nevada law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our certificate of incorporation and bylaws (which can be amended without shareholder approval), currently have, or may be amended in the future to contain, provisions which may have the effect of delaying or preventing a change of control or changes in our management. Some of these provisions are and may be to:

•	authorize our board of directors to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock and up to 1,320,470,885 shares of authorized common stock;

•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•	specify that special meetings of our stockholders can be called only by the chair of our board of directors or by the secretary upon the direction of our board of directors;

•	establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;

•	provide that vacancies on our board of directors may, except as otherwise required by law, be filled only by a majority of directors then in office, even if less than a quorum; and

•	require the approval of the holders of at least a majority of the voting power of all outstanding shares of voting stock in order for our stockholders to amend or repeal our bylaws.

The provisions of Nevada law may have the effect of delaying, deferring or preventing another party from acquiring control of the company. These provisions may discourage and prevent coercive takeover practices and inadequate takeover bids.

Specifically, Nevada law contains a provision governing “acquisition of controlling interest.” This law provides generally that any person or entity that acquires 20% or more of the outstanding voting shares of a publicly-held Nevada corporation in the secondary public or private market may be denied voting rights with respect to the acquired shares, unless a majority of the disinterested stockholders of the corporation elects to restore such voting rights in whole or in part. The control share acquisition act provides that a person or entity acquires “control shares” whenever it acquires shares that, but for the operation of the control share acquisition act, would bring its voting power within any of the following three ranges: 20 to 33-1/3%; 33-1/3 to 50%; or more than 50%. The stockholders or Board of Directors of a corporation may elect to exempt the stock of the corporation from the provisions of the control share acquisition act through adoption of a provision to that effect in the articles of incorporation or bylaws of the corporation. Our articles of incorporation and bylaws do not exempt our common stock from the control share acquisition act. While at this time, we do not believe that the provisions of the control share acquisition act apply to us, at such time as they may apply, the provisions of the control share acquisition act may discourage companies or persons interested in acquiring a significant interest in or control of us, regardless of whether such acquisition may be in the interest of our stockholders.

The Nevada “Combination with Interested Stockholders Statute” may also have an effect of delaying or making it more difficult to effect a change in control of us. This statute prevents an “interested stockholder” and a resident domestic Nevada corporation from entering into a “combination,” unless certain conditions are met. The statute defines “combination” to include any merger or consolidation with an “interested stockholder,” or any sale, lease, exchange, mortgage, pledge, transfer or other disposition, in one transaction or a series of transactions with an “interested stockholder” having (i) an aggregate market value equal to 5% or more of the aggregate market value of the assets of the corporation, (ii) an aggregate market value equal to 5% or more of the aggregate market value of all outstanding shares of the corporation, or (iii) representing 10% or more of the earning power or net income of the corporation.

An “interested stockholder” means the beneficial owner of 10% or more of the voting shares of a resident domestic corporation, or an affiliate or associate thereof. A corporation affected by the statute may not engage in a “combination” within three years after the interested stockholder acquires its shares unless the combination or purchase is approved by the Board of Directors before the interested stockholder acquired such shares. If approval is not obtained, then after the expiration of the three-year period, the business combination may be consummated with the approval of the Board of Directors or a majority of the voting power held by disinterested stockholders, or if the consideration to be paid by the interested stockholder is at least equal to the highest of (i) the highest price per share paid by the interested stockholder within the three years immediately preceding the date of the announcement of the combination or in the transaction in which he became an interested stockholder, whichever is higher, (ii) the market value per common share on the date of announcement of the combination or the date the interested stockholder acquired the shares, whichever is higher, or (iii) if higher for the holders of preferred stock, the highest liquidation value of the preferred stock.

These anti-takeover provisions could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

We have never paid cash dividends on our capital stock, and we do not anticipate paying cash dividends in the foreseeable future.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We currently intend to retain any future earnings to fund the growth of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future.

Our inability to raise additional capital on acceptable terms in the future may limit our ability to expand our operations.

If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our products as a result of other risks described in this “Risk Factors” section, we may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. We may also consider raising additional capital in the future to expand our business, pursue strategic investments, take advantage of financing opportunities, or other reasons. Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity and other operating restrictions that could adversely affect our ability to conduct our business and pursue acquisitions. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. If we do not have, or are not able to obtain, sufficient funds, we may have to delay strategic opportunities, investments or projects. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay, reduce the scope of, or eliminate some or all of our creative work. Any of these actions could have a material adverse effect on our business, results of operations or financial condition.

Insiders have substantial control over our company which could limit your ability to influence the outcome of key decisions, including a change of control.

Our common stock has one vote per share. Insiders, including our executive officers, employees, and directors and their affiliates, together hold approximately 40% of the voting power of our outstanding capital stock. As a result, our insiders will control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as their ownership of our common stock is at least 50%. This concentrated control limits minority holders ability to influence corporate matters for the foreseeable future. Insider stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ minority holders and they may vote in a manner that is adverse to minority holders interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive minority stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock.

The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we will be subject to the reporting requirements of the Exchange Act (the “Exchange Act”) and will be required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the OTCQB, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. Significant resources and management oversight will be required to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could harm our business, results of operations or financial condition. We expect to, but have not yet, hired additional employees to comply with these requirements and we may need to hire even more employees in the future than we currently anticipate, which will increase our costs and expenses. In addition, after we no longer qualify as a “smaller reporting company,” we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

We also expect to obtain director and officer liability insurance as a result of being a public company and these new rules and regulations. We may be required to accept reduced coverage or incur substantially higher costs to obtain coverage than that for a private company. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

If we fail to maintain or implement effective internal control, we may not be able to report financial results accurately or on a timely basis, or to detect fraud, which could have a material adverse effect on the per share price of our common stock.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting. We expect to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the US Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We also expect to improve our internal control over financial reporting. We anticipate that we will expend significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed, on the OTCQB.

We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer a “smaller reporting company” as defined in SEC rules. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

We are a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to those companies will make our common stock less attractive to investors.

For so long as we remain a “smaller reporting company” as defined in the JOBS Act, we may take advantage of exemptions from various requirements that are applicable to public companies that are “smaller reporting companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Investors may find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

If securities or industry analysts do not publish research or reports about our business or publish inaccurate or unfavorable research reports about our business, our share price and trading volume could decline.

The trading market for our common stock will partially depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us should downgrade our shares or change their opinion of our business prospects, our share price would likely decline. If one or more of these analysts ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We will likely be subject to “penny stock” regulations which may adversely impact the liquidity and price of our common stock.

Our common stock is deemed a “penny stock.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information on penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, those persons with assets in excess of $1,000,000 (excluding the value of their primary residence) or annual income exceeding $200,000 or $300,000 together with their spouse), the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

ITEM 2. DESCRIPTION OF PROPERTIES.

Real Brands’ headquarters is the newly renovated/constructed CASH owned building and hemp processing facility at 12 Humbert St., in North Providence, RI. This state-of-the-art facility in New Providence is equipped with our proprietary Halo 5 processing technology system (encompassing chemistry, mechanical engineering, and computer software) that produces a consistent 99.9% pure CBD distillate and isolate.

ITEM 3. LEGAL PROCEEDINGS.

ATS Indian Trace, LLC v. the Company was a civil action filed by ATS Indian Trace, LLC in the Circuit Court of Broward County, Florida on July 22, 2015. On November 18, 2015, a (default) Final Judgement was entered in favor of ATS Indian Trace, LLC and against the Company in the amount of $71,069.37. This judgement is currently outstanding and remains due and owing. ATS Indian Trace, LLC has not taken any enforcement action against the Company for several years. The balance plus interest is included in accrued expenses even though the Company does not expect to ever have to pay it.

TBG Holdings entered into an agreement with the Company on or about October 16, 2012 for performance of services in exchange for money and stock. On December 5, 2013 TBG alleged that the Company had breached the contract and made a demand upon the Company for payment of money damages and stock. The Company disputed the claim and refused to comply with the demand. On January 4, 2014, TBG’s counsel renewed the demand and requested mediation. The Company refused mediation and denied any liability. TBG never pursued a claim against the Company. This claim in the amount of $45,625 is listed as a contingent liability on the books of the Company at December 31, 2021.

We know of no other material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES.

N/A

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common shares currently trade on the OTCQB under the symbol RLBD. On March 25, 2022, we had 2,677,529,115 shares of our common stock outstanding. In addition, we have granted an aggregate of

150,518,887 options exercisable at a price of $0.0267 per share, an aggregate of 4,000,000 options exercisable at a price of $0.011 per share and there are 28,443,298 shares underlying a convertible note.

The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock on this exchange. OTC market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year Ended December 31, 2021:	High	Low
First quarter	$0.205	$0.041
Second quarter	$0.15	$0.059
Third quarter	$0.095	$0.05
Fourth quarter	$0.0575	$0.0325

Year Ended December 31, 2020:	High	Low
First quarter	$0.028	$0.012
Second quarter	$0.03	$0.011
Third quarter	$0.041	$0.016
Fourth quarter	$0.045	$0.022

Holders

As of December 31, 2021, we had 561 shareholders of record of our common stock and an unknown, but assumed to be significant, number of additional holders in “street name”.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings for use in the operation of our business and do not intend to declare or pay any cash dividends in the foreseeable future. Any determination to pay dividends on our capital stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors considers relevant. In addition, the terms of our credit facility contain restrictions on our ability to pay dividends.

Recent Sales of Unregistered Securities

In the first quarter of 2021, the Company sold 55,372,219 shares with net proceeds of $385,000 through private placements. In the second quarter of 2021, the Company sold 15,714,287 shares with net proceeds of $550,000 through private placements. In the fourth quarter of 2021 the Company sold 2,000,000 shares with net proceeds of $50,000 through private placements.

All of such issuances were exempt pursuant to Rule 506 inasmuch as the shares were only sold to “accredited investors” in private placements without advertising or the payment of any commissions. Accordingly, the stock certificates representing these shares carry legends indicating that the shares have not been registered and may not be traded until registered or otherwise exempt.

In the year ended December 31, 2021, the Company issued 164,680,119 shares of common stock related to the reverse merger and 25,888,463 shares that were subscribed for in 2020 but not yet issued at December 31, 2020.

As of December 31, 2021, the Company had 2,677,529,115 shares of its common stock outstanding, with 1,000,000 shares of its Series A preferred stock issued and outstanding.

Company Equity Compensation Plans

The following table sets forth information as of December 31, 2021 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by stockholders	—	—	—

Equity compensation plans not approved by stockholders	182,962,185	$0.0235	417,037,815

Total	182,962,185	$0.0235	417,037,815

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

When used in this form 10-K and in future filings by the Company with the Commission, The words or phrases such as “anticipate,” “believe,” “could," “would,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “try” or similar expressions are intended to identify “forward-looking statements” within  the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on any such forward looking statements, each of which speak only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. These factors include, but are not limited to, changes that may occur to general economic and business conditions; changes in current pricing levels that we can charge for our services or which we pay to our suppliers and business partners; changes in political, social and economic conditions in the jurisdictions in which we operate; changes to regulations that pertain to our operations; changes in technology that render our technology relatively inferior, obsolete or more expensive compared to others; foreign currency fluctuations; changes in the business prospects of our business partners and customers; increased competition, including from our business partners; delays in the delivery of broadband capacity to the homes and offices of persons who use our services; general disruptions to Internet service; and the loss of customer faith in the Internet as a means of commerce.

The following discussion should be read in conjunction with the financial statements and related notes which are included in this report under Item 8.

We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances.

Overview

Critical Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements and the notes thereto have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. The consolidated financial statements include Real Brands, and its wholly owned subsidiaries. One subsidiary, Real Brands Venture Group, LLC, has been inactive for the last two years and only maintains a debt instrument on its financial records. DePetrillo Real Estate Holdings, LLC is a wholly owned subsidiary of CASH Acquisition Corp. and the owner of the Company’s building in Rhode Island. American Standard Hemp Inc. is a wholly owned subsidiary of CASH Acquisition Corp. and holds the hemp licenses in Rhode Island. All significant intercompany accounts and transactions have been eliminated.

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

Property and Equipment

On February 15, 2020 the Company purchased DePetrillo Real Estate Holdings, LLC, a Rhode Island Limited Liability Company having as it’s only asset the building at 12 Humbert Street in North Providence Rhode Island. The building is the Company’s headquarters and a hemp processing facility. The purchase price of the building was 2 million shares of CASH common stock, $25,000 in cash and the assumption of the mortgage which at the time was $189,916. The prior owner agreed to put the $25,000 payment into building improvements. The building and land were appraised at $475,000. The building is being depreciated over 15 years on a straight-line basis starting October 1, 2021. Depreciation expense on the building for the year ended December 31, 2021 was $7,917.

The Company made $121,411 in building improvements and purchases of $26,588 in furniture and equipment during the year ended December 31, 2021. The Company made $644,412 in building improvements during the year ended December 31, 2020. $135,000 of those improvements were in the form of CASH common stock valued at $0.50 per share. Building improvements is being depreciated over 15 years commencing from the completion of the work, October 1, 2021. Depreciation expense on building improvements for the year ended December 31, 2021 was $13,097.

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of five years. On December 31, 2021 the Company wrote down the value of the equipment to $0 because the equipment had been sitting idle for over a year resulting in a loss on disposal of assets of $385,989. The furniture and equipment and related accumulated depreciation were removed from the books as of December 31, 2021. Depreciation expense on the property and equipment for the year ended December 31, 2021, before it was written off was $146,522. Total depreciation expense for the year ended December 31, 2021 was $167,536. Expenditures for repairs and maintenance are expensed as incurred.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises that are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the year ended December 31, 2021 and 2020, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The Company had 154,518,887 and 28,443,298 potentially dilutive options and convertible securities that have been excluded from the computation of diluted weighted-average shares outstanding as of December 31, 2021, and 223,237,026 and 26,694,516 potentially dilutive options and convertible securities that have been excluded from the computation of diluted weighted-average shares outstanding as of December 31, 2020, as they would be anti-dilutive.

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

The Company records its derivative activities at fair value. As of December 31, 2021, no derivative liabilities are recorded.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2021.

 Income Taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

The Company accounts for stock-based compensation for employees and directors in accordance with Accounting Standards Codification 718, Compensation (“ASC 718”) as issued by the FASB. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Under the provisions of ASC 718, stock-based compensation costs are measured at the grant date, based on the fair value of the award, and are recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718 and, excess tax benefits realized from the exercise of stock-based awards are classified as cash flows from operating activities. All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the condensed consolidated statements of operations. The Company accounts for stock-based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Accounting Standards Update (“ASU”) 2018-07.

In February 2016, the FASB issued ASU 2016-02, “Leases” Topic 842, which amends the guidance in former ASC Topic 840, Leases. The new standard increases transparency and comparability most significantly by requiring the recognition by lessees of right-of-use assets and lease liabilities on the balance sheet for all leases longer than 12 months. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. For lessees, leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company adopted the new lease guidance effective January 1, 2019. The Company is not a party to any leases and therefore is not showing any asset or liability related to leases in the current period or prior periods.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

Subsequent Events

On January 20, 2022 the Company entered into a purchase agreement with the former CEO of Real Brands Inc. Jerome Pearring. The Company sold certain intellectual property rights and Real Brands Venture Group a wholly owned subsidiary with the assumption of certain liabilities related to the IP. The purchase price is the assignment of 1,000,000 shares of series A preferred stock and waiver of any possible severance payments.

General

The Company’s primary business is hemp CBD oil/isolate extraction, wholesaling of CBD oils and isolate, and production and sales of hemp-derived CBD consumer brands. The Company’s brand development strategy will be to leverage existing Company resources into creating online sales, licensing opportunities and a distribution network for proprietary legal hemp.

Components of Statements of Operations

Revenue

Product revenue consists of sales of CBD oils, tinctures and creams under our own brand name and white labeled along with wholesale sale of isolate and distillate oils net of returns, discounts and allowances. Once a purchase order is received, the order is packaged and shipped to the customer. Depending on the customer, some orders are paid at the time of purchase and others have 30 day terms. We recognize the revenue when the order is delivered and received by the customer.

Cost of Goods Sold

Cost of goods sold represents costs of raw material, packaging, printing and labels, prepackaged goods for sale and the write down of any non-moving components of inventory.

We expect our cost of goods sold per unit to decrease as we scale our operations, improve product designs and work with our third-party suppliers to lower costs.

Operating Expenses

General and Administrative. Our general and administrative expenses consist primarily of compensation, benefits, travel and other costs for employees. In addition, general and administrative expenses include third-party consulting, accounting services, repairs and maintenance, utilities for our building and information technology. We expect general and administrative expenses to increase as we grow our business and add additional employees.

Professional Fees

Professional fees consist of legal fees and audit fees.

Interest Expense

Interest expense consists primarily of interest from notes due to debtholders and interest on the mortgage.

Liquidity and Capital Resources

We have had limited operations during 2021 due to renovations being conducted to our building and hemp processing facility at 12 Humbert St., in North Providence, RI. We were able to issue equity to finance the renovations and purchase additional equipment.   We continue to pursue additional sources of capital though we have no current arrangements with respect to, or sources of, additional financing at this time and there can be no assurance that any such financing will become available. We will need to raise additional capital in order to execute on our business plan. We intend on raising additional capital in the short term by selling equity through private placements.

RESULTS OF OPERATIONS

Year ended December 31, 2021 compared to year ended December 31, 2020

Revenue was $5,546 for the year ended December 31, 2021 and $24,582 for the year ended December 31, 2020.  The Company spent 2021 renovating the new facility in North Providence RI and did not concentrate on generating revenue during the year. We still need to raise a sufficient amount of capital to provide the resources required that would enable us to execute our business plan.

Cost of goods sold increased by $240,080 from $22,540 for the year ended December 31, 2020 to $262,620 for the year ended December 31, 2021. The increase is attributable the Company writing off the value of the inventory due to lack of movement of the inventory for over one year and due to the pandemic and renovations on the new facility.

General and administrative (G & A) expenses increased by $211,983 from $259,511 to $471,494 for the year ended December 31, 2021.   The increase is due to an increase in activity around the renovation and build out of the new facility and the raising of funds in order to facilitate that process, which once completed will not be ongoing.

Professional fees expenses decreased by $154,970 from $349,525 to $194,556 for the year ended December 31, 2021.   The decrease is due to additional professional fees related to the merger and the requirement for two audits in the prior year, one for each of the merged Companies.

Payroll and related expenses decreased by $23,007 to $326,424 from $349,431 for the year ended December 31, 2021. The decrease is due to a reduction in hours for the production related employees because of the renovations being done to the building.

For the year ended December 31, 2021, the Company recorded an option expense of $1,065,390, representing the amortization of the value of the options issued in 2020 that have not yet vested.

For the year ended December 31, 2020, the Company recorded an option expense of $3,825,479, representing the amortization of the value of the options issued in 2020 and 2019 that have not yet vested.

For the year ended December 31, 2021, the Company had a forgiveness of PPP debt of $143,485.

For the year ended December 31, 2021, the Company had interest expense of $33,040. For the year ended December 31, 2020, the Company had interest expense of $31,183.

For the year ended December 31, 2021, the Company recorded a loss on disposal of a assets of $385,989. The Company wrote down the value of the equipment due to there being no use of the equipment for an extended period of time related to the pandemic and renovations to the new facility.

For the year ended December 31, 2021, the Company had a warrant expense of $37,753 for warrants issued to extend the term of the convertible debt.

As a result of the foregoing, we had a net loss of $2,795,771 for the year ended December 31, 2021 compared to a net loss of $6,272,910 for the year ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2021, the Company had cash and cash equivalents of a $197,255 as compared to $247,892 as of December 31, 2020, representing a decrease of $50,637. As of December 31, 2021, the Company had a working capital deficit of $1,103,739 as compared to a working capital deficit of $636,179 as of December 31, 2020, representing an increase in the deficit of $467,560.

The Company is seeking additional capital in the private and/or public equity markets to continue operations and build sales, marketing, brand and distribution. The Company is currently evaluating additional equity and debt financing opportunities and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction or consummate a transaction at favorable prices.

Company plans on increased sales of its products in the market. However, there can be no assurances that the sales will increase or that even if they do increase that it will increase sufficiently to generate the necessary cash.

ITEM 8. FINANCIAL STATEMENTS.

Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Real Brands, Inc. and Its Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Real Brands, Inc. and its subsidiaries (“the Company”) as of December 31, 2021 and December 31, 2020 and the related statements of operations, stockholders’ deficit, cash flows and the related notes to consolidated financial statements (collectively referred to as the consolidated financial statements) for the years ended December 31, 2021 and December 31, 2020. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and American Institute of Certified Public Accountants (AICPA) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and Generally Accepted Audit Standards (GAAS). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Contents

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses, These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Long-lived asset valuation

As discussed in Note 6 to the consolidated financial statements, the Company utilizes projections of future cash flows to determine if there are indications of impairment of long-lived assets, specifically, land, buildings and equipment which totaled over $2 million as of December 31, 2021.

The Company tests for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such indicators may include, among others: a significant decline in future cash flows and changes in expected useful life which relates to the Company’s ability and intent to hold its asset groups for a period of time that recovers their carrying value.

We identified the valuation of certain long-lived assets to be a critical audit matter. The valuation is based upon undiscounted future cash flows related to certain long-lived assets, specifically, land, buildings, and equipment. Whereas auditor judgments were required to evaluate subjective assumptions in the Company’s analysis of undiscounted cash flows. These included estimated future revenue and operating expenses. Adverse changes in the assumptions could have a significant impact on whether an indicator of impairment has been identified and could have a material impact on the Company’s consolidated financial statements.

The following are the primary procedures we performed to address this critical audit matter:

•	We obtained an understanding for the Company’s process for determining indicators of impairment of long-lived assets and the Company’s evaluation of impairment when indicators arose.
•	We visited the site of the long-lived assets located that were considered high risk for potential impairment.
•	We evaluated the reasonableness of the Company’s forecasted revenues, operating results and cash flows by performing an independent sensitivity analysis related to the key inputs to forecasted cash flows.

The firm has served this client since December 2018.

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Plantation, FL

The United States of America

April 6, 2022

Contents

Real Brands, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2021 and 2020
Audited

	2021	2020

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$197,255	$247,892
Accounts receivables	898	175
Inventory	—	230,951
Total current assets	198,153	479,018

Deposits	530	530
Property and equipment - net of depreciation	1,239,809	1,645,336
TOTAL ASSETS	$1,438,492	$2,124,884

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$513,065	$637,100
Accrued expenses related party	402,347	91,618
Loan payable related party	133,605	133,605
Convertible note payable related party	200,000	200,000
Notes payable	7,250	7,250
Contingent liabilities	45,625	45,625
TOTAL CURRENT LIABILITIES	1,301,892	1,115,197

LONG TERM LIABILITIES
PPP Loan	—	143,485
Mortgage payable	148,551	170,526
Total Long Term Liabilities	148,551	314,011

TOTAL LIABILITIES	1,450,443	1,429,208

STOCKHOLDERS’ EQUITY
Series A Preferred stock, $.001 par value; 2,000,000 shares authorized, 1,000,000 issued and outstanding as of December 31, 2021 and 2020, respectively.	1,000	1,000
Common stock, $.001 par value; 3,998,000,000 shares authorized as of December 31, 2021 and 2020; 2,677,529,115 shares issued and outstanding as of December 31, 2021, and 2,358,780,396 shares issued and outstanding as of December 31, 2020.	2,677,529	2,358,780
Common stock subscribed, 3,694,900 and 194,263,483 shares at December 31, 2021 and December 31, 2020, respectively.	96,403	414,679
Additional paid-in capital	8,881,728	6,794,057
Accumulated deficit	(11,668,611)	(8,872,840)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(11,951)	695,676

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,438,492	$2,124,884

See the accompanying notes to these audited consolidated financial statements.

Contents

REAL BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020
AUDITED

	2021		2020
REVENUE:
Revenues		$5,546	$24,582
Total revenue		5,546	24,582
Cost of goods sold		262,620	22,540
Gross (loss) profit		(257,074)	2,042

OPERATING EXPENSES:

General and administrative		471,494	259,511
Professional fees		194,556	349,525
Stock compensation		—	1,339,530
Payroll and related		326,424	349,431
Stock option expense		1,065,390	3,825,479
Total operating expenses		2,057,864	6,123,476

Operating loss		(2,314,938)	(6,121,434)

OTHER INCOME (EXPENSES):
Forgiveness of PPP debt		143,485	—
Depreciation expense		(167,536)	(120,293)
Impairment of assets		(385,989)	—
Warrant expense		(37,753)	—
Interest expense		(33,040)	(31,183)
Total other (expenses) income		(480,833)	(151,476)

LOSS FROM OPERATIONS		(2,795,771)	(6,272,910)

PROVISION FOR INCOME TAXES		—	—

NET LOSS		$(2,795,771)	$(6,272,910)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$	—**	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING		2,624,071,816	216,636,166

** less than $0.01 per share

See the accompanying notes to these audited consolidated financial statements.

Contents

REAL BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2020 AND THE YEAR ENDED DECEMBER 31, 2021

	Preferred Stock				Common	Additional
	Series A		Common Stock		Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	TOTAL

Balance December 31, 2019	—	—	2,127,190,401	2,127,190	164,679	859,434	(2,599,930)	551,373

Recapitalization	1,000,000	1,000	164,671,867	164,672	623,728	(1,852,079)	—	(1,062,679)
Recapitalization - debt settlement prior to reorganization			17,318,128	17,318	(251,113)	233,795	—	—
Recapitalization - conversion prior to reorganization	—	—	10,000,000	10,000	(62,615)	52,615	—	—
Contributions	—	—	—	—	—	5,700,807	—	5,700,807
Issuance for cash	—	—	26,000,000	26,000	(60,000)	234,000	—	200,000
Issuance for subscriptions payable	—	—	13,600,000	13,600	—	781,200	—	794,800
Option granted	—	—	—	—	—	784,286	—	784,286
Net loss for the period ended December 31, 2020	—	—	—	—	—	—	(6,272,910)	(6,272,910)

Balance December 31, 2020	1,000,000	1,000	2,358,780,396	2,358,780	414,679	6,794,057	(8,872,840)	695,676

Issuance for reverse merger	—	—	164,680,119	164,680	(164,680)	—	—	—
Issuance of common stock for cash	—	—	98,974,969	98,975	(153,595)	1,039,621	—	985,001
Cashless exercise of stock options	—	—	55,093,631	55,094	—	(55,094)	—	—
Stock options granted pursuant to the agreements	—	—	—	—	—	1,065,390	—	1,065,390
Warrant expense						37,753		37,753
Net loss for the year ended December 31, 2021							(2,795,771)	(2,795,771)

Balance December 31, 2021	1,000,000	1,000	2,677,529,115	2,677,529	96,403	8,881,728	(11,668,611)	(11,951)

See the accompanying notes to these audited consolidated financial statements.

Contents

REAL BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020
AUDITED

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,795,771)	$(6,272,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of PPP loan	(143,485)	—
Option expense	1,065,390	3,825,479
Warrant expense	37,753	—
Stock based compensation	—	1,339,530
Depreciation expense	167,536	120,293
Changes in operating assets and liabilities:
Accounts receivable	(721)	(175)
Inventory	230,951	—
Impairment of assets	385,989	—
Deposit	—	4,000
Prepaid expenses	—	38,000
Accounts payable and accrued expenses	186,696	320,935
Contingency liabilities	—	45,625
Net cash used in operating activities	(865,664)	(579,223)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(147,999)	(509,412)
Net cash (used in) investing activities	(147,999)	(509,412)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory notes	—	7,250
Proceeds from loans payable	—	133,605
Repayment of mortgage payable	(21,975)	(19,390)
Proceeds from PPP loan	—	143,485
Proceeds from sale of common stock	985,001	980,000
Net cash provided by financing activities	$963,026	$1,244,950

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(50,637)	$156,315

CASH AND CASH EQUIVALENTS, beginning of year	$247,892	$91,579

CASH AND CASH EQUIVALENTS, end of year	$197,255	$247,892

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$8,686	$9,588
Cash paid for income taxes	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Recapitalization	$—	$(1,062,679)
Shares for subscription payable prior to recapitalization	$—	$794,800
Shares for settlement prior to recapitalization	$—	$186,663

See the accompanying notes to these audited consolidated financial statements.

Contents

REAL BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

Going concern

The ability of the Company to obtain necessary financing to build its sales, brand, marketing and distribution and fund ongoing operating expenses is uncertain. The ability of the Company to generate sales revenue to offset the expenses and obtain profitability is uncertain. The Company had a net loss as of December 31, 2021 and 2020, of $2,795,771 and $6,272,910, respectively. These material uncertainties cast doubt on the Company’s ability to continue as a going concern. In the event the Company’s revenues do not significantly increase, the Company will require additional financing from time to time, which it intends to obtain through the issuance of common shares, debt, bonds, grants and other financial instruments. While the Company has been successful in raising funds through the issuance of common shares and obtaining debt in the past, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be available on acceptable terms and while the Company believes that its revenues will increase it does not currently expect them to generate sufficient cash in the immediate future.

Contents

Liquidity

As of December 31, 2021, the Company had cash and cash equivalents of a $197,255 as compared to $247,892 as of December 31, 2020, representing a decrease of $50,637. As of December 31, 2021, the Company had a working capital deficit of $1,103,739 as compared to a working capital deficit of $636,179 as of December 31, 2020, representing an increase in the deficit of $467,560.

Plans with respect to its liquidity management include the following:

•	The Company is seeking additional capital in the private and/or public equity markets to continue operations and build sales, marketing, brand and distribution. The Company is currently evaluating additional equity and debt financing opportunities and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction or consummate a transaction at favorable pricing.

•	The Company plans on increased sales of its products in the market. However, there can be no assurances that the sales will increase or that even if they do increase that it will increase sufficiently to generate the necessary cash.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements and the notes thereto have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. The consolidated financial statements include Real Brands, and its wholly owned subsidiaries. One subsidiary, Real Brands Venture Group, LLC, has been inactive for the last two years and only maintains a debt instrument on its financial records. DePetrillo Real Estate Holdings, LLC is a wholly owned subsidiary of CASH Acquisition Corp. and the owner of the Company’s building in Rhode Island. American Standard Hemp Inc. is a wholly owned subsidiary of CASH Acquisition Corp. and holds the hemp licenses in Rhode Island. All significant intercompany accounts and transactions have been eliminated.

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

Contents

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

Property and Equipment

On February 15, 2020 the Company purchased DePetrillo Real Estate Holdings, LLC, a Rhode Island Limited Liability Company having as it’s only asset the building at 12 Humbert Street in North Providence Rhode Island. The building is the Company’s headquarters and a hemp processing facility. The purchase price of the building was 2 million shares of CASH common stock, $25,000 in cash and the assumption of the mortgage which at the time was $189,916. The prior owner agreed to put the $25,000 payment into building improvements. The building and land were appraised at $475,000. The building is being depreciated over 15 years on a straight-line basis starting October 1, 2021, the date building improvements were completed. Depreciation expense on the building for the year ended December 31, 2021 was $7,917.

The Company made $121,411 in building improvements and purchases of $26,588 in furniture and equipment during the year ended December 31, 2021. The Company made $644,412 in building improvements during the year ended December 31, 2020. $135,000 of those improvements were in the form of CASH common stock valued at $0.50 per share. Building improvements is being depreciated over 15 years commencing from the completion of the work, October 1, 2021. Depreciation expense on building improvements for the year ended December 31, 2021 was $13,097.

Contents

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of five years. On December 31, 2021 the Company wrote down the value of the equipment to $0 because the equipment had been sitting idle for over a year resulting in a loss on disposal of assets of $385,989. The furniture and equipment and related accumulated depreciation were removed from the books as of December 31, 2021. Depreciation expense on the property and equipment for the year ended December 31, 2021, before it was written off was $146,522. Total depreciation expense for the year ended December 31, 2021 was $167,536. Expenditures for repairs and maintenance are expensed as incurred.

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

Contents

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises that are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the year ended December 31, 2021 and 2020, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

Contents

The Company had 154,518,887 and 28,443,298 potentially dilutive options and convertible securities, respectively, that have been excluded from the computation of diluted weighted-average shares outstanding as of December 31, 2021, and 223,237,026 and 26,694,516 potentially dilutive options and convertible securities, respectively, that have been excluded from the computation of diluted weighted-average shares outstanding as of December 31, 2020, as they would be anti-dilutive.

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

The Company records its derivative activities at fair value. As of December 31, 2021, no derivative liabilities are recorded.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2021.

 Income Taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

Contents

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

The Company accounts for stock-based compensation for employees and directors in accordance with Accounting Standards Codification 718, Compensation (“ASC 718”) as issued by the FASB. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Under the provisions of ASC 718, stock-based compensation costs are measured at the grant date, based on the fair value of the award, and are recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718 and, excess tax benefits realized from the exercise of stock-based awards are classified as cash flows from operating activities. All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the condensed consolidated statements of operations. The Company accounts for stock-based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Accounting Standards Update (“ASU”) 2018-07.

In February 2016, the FASB issued ASU 2016-02, “Leases” Topic 842, which amends the guidance in former ASC Topic 840, Leases. The new standard increases transparency and comparability most significantly by requiring the recognition by lessees of right-of-use assets and lease liabilities on the balance sheet for all leases longer than 12 months. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. For lessees, leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company adopted the new lease guidance effective January 1, 2019. The Company is not a party to any leases and therefore is not showing any asset or liability related to leases in the current period or prior periods.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832). The amendments within the update require certain disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The amendments will require disclosure of information about the nature of the transactions and the related accounting policy used to account for the transactions, information regarding the line items within the consolidated financial statements that are affected by the transactions, and significant terms and conditions of the transactions. The amendments in the update will be effective for financial statements issued for annual periods beginning after December 15, 2021, with early adoption permitted. The Company does not believe the adoption of this ASU will have a material impact on the Company’s consolidated financial statements or results of options.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

Subsequent Events

On January 20, 2022 the Company entered into a purchase agreement with the former CEO of Real Brands Inc., Jerome Pearring. The Company sold certain intellectual property rights and Real Brands Venture Group a wholly owned subsidiary with the assumption of certain liabilities related to the IP. The purchase price is the assignment of 1,000,000 shares of series A preferred stock and waiver of any possible severance payments.

Contents

NOTE 3. ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

At December 31, 2021 the Company has $898 in accounts receivables. The Company did not have an allowance for doubtful accounts at December 31, 2021. The balance in the account was received during the first quarter of 2022. The Company does not accrue interest receivable on past due accounts receivable.

NOTE 4. INVENTORY

At December 31, 2021 the inventory was written down to $0. The inventory had not moved for over a year due to the pandemic and renovations to the facility. As a result, the inventory that was at the facility was written off. Inventory is comprised of hemp oil in different phases of production to completion of final product. Products include tinctures, creams and lotions. Inventory is valued at cost. No purchases of pre-packaged products or packaging material is included in inventory. Pre-packaged products and packaging materials are expensed as incurred.

NOTE 5. DEPOSITS

The Company has a deposit in the amount of $530 with a utility company.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment is comprised of a building and land, building improvements and furniture and equipment.

The building and land were appraised at $475,000. The building is being depreciated over 15 years on a straight-line basis starting October 1, 2021, the date the building improvements were completed on the building. Depreciation expense on the building for the year ended December 31, 2021 was $7,917.

The Company made $121,411 in building improvements and purchases of $26,588 in furniture and equipment during the year ended December 31, 2021. The Company made $644,412 in building improvements during the year ended December 31, 2020. $135,000 of those improvements were in the form of CASH common stock valued at $0.50 per share. Building improvements is being depreciated over 15 years commencing from the completion of the work, October 1, 2021. Depreciation expense on building improvements for the year ended December 31, 2021 was $13,097.

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of five years. On December 31, 2021 the Company wrote down the value of the equipment to $0 because the equipment had been sitting idle for over a year resulting in a loss on disposal of assets of $385,989. The furniture and equipment and related accumulated depreciation were removed from the books as of December 31, 2021. Depreciation expense on the property and equipment for the year ended December 31, 2021, before it was written off was $146,522. Total depreciation expense for the year ended December 31, 2021 was $167,536. Expenditures for repairs and maintenance are expensed as incurred.

	December 31,	December 31,
	2021	2020

Building	$475,000	$475,000
Building Improvements	785,823	664,412
Furniture and Equipment	752,553	739,459
Gross fixed assets	2,013,376	1,878,871
Less: Accumulated Depreciation	387,578	233,535
Less: Impairments	385,989	—
Net Fixed Assets	$1,239,809	$1,645,336

Contents

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

	December 31,	December 31,
	2021	2020

Accounts payable	$154,758	$364,922
Accrued expenses	344,410	240,946
Accrued interest	7,330	6,691
Credit cards payable	6,568	24,541
	$513,065	$637,100

NOTE 8. ACCRUED EXPENSES – RELATED PARTY

At December 31, 2021, accrued expenses related parties was $402,347.

Such amount included, to its CEO, Thom Kidrin, $242,308 in accrued salary and $16,525 in accrued interest on a loan with principal balance of $133,605 (see Note 9) and an additional $31,500 in accrued interest on a convertible note from Worlds Inc., with a principal balance of $200,000 (see Note 10). In addition, the Company owed $100,000 to its CFO, Chris Ryan, $7,000 to Dr. Rammal and $5,014 to other employees.

NOTE 9. NOTES PAYABLE AND LOANS PAYABLE

On March 1, 2021, the Company was notified that the $106,660 PPP loan was forgiven. On September 11, 2021, the Company was notified that the $36,825 PPP loan was forgiven.

As of December 31, 2021, the following notes were outstanding:

	Loan payable	Accrued interest
Note to a consultant (12%)	7,250	7,330
Mortgage payable (5.24%)	148,551	—
Total	$155,801	$7,330

Interest expense related to the note payable to consultant, Endeavour, amounted to $639 for the year ended December 31, 2021 and 2020, respectively.

NOTE 10. LOAN PAYABLE – RELATED PARTY

A loan was provided by the CEO, Thom Kidrin, at an interest rate of 7%. The loan balance at December 31, 2021 was $133,605 with accrued interest of $16,525.

Contents

NOTE 11. CONVERTIBLE NOTES PAYABLE - RELATED PARTY

The Company has issued a convertible note payable related party in the amount of $200,000.  The convertible note has a 7% annual interest rate and matured on October 15, 2021. Interest and principal are payable at maturity. The note can be converted at any time and either all or part of the amount due into equity at a price of $0.50 per share. If converted into common stock, the related party would own 1% of Company based upon the current number of shares outstanding. The related party holding the convertible note is Worlds Inc. Messrs. Kidrin, Toboroff and Christos are Directors of Worlds Inc. and Mr. Kidrin is the CEO and Mr. Ryan is the CFO of Worlds Inc. On October 15, 2021, the convertible note was extended to October 15, 2023.  All other terms remain the same.  As consideration for extending the maturity date two years, the Company is issuing one million warrants to purchase the Company’s stock at a purchase price $0.05 per share.  The Company recorded a warrant expense of $37,753 for the warrants granted with the extension.

As of December 31, 2021, the Company incurred $31,500 in interest expense on the convertible note.

NOTE 12. CONTINGENT LIABILITIES

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

NOTE 13. STOCKHOLDER’S EQUITY

Common Stock

In the first quarter of 2021, the Company sold 55,372,219 shares with net proceeds of $385,000 through private placements. In the second quarter of 2021, the Company sold 15,714,287 shares with net proceeds of $550,000 through private placements. In the fourth quarter 2021, the Company sold 2,000,000 shares with net proceeds of $50,000 through private placements. The Company issued 190,568,582 shares of common stock in 2021 that were subscribed for in 2020 but not issued in 2020.

In the year ended December 31, 2021, the Company issued 164,680,119 shares of common stock related to the reverse merger and 25,888,463 shares that were subscribed for in 2020, but not yet issued at December 31, 2020.

As of December 31, 2021, the Company had 2,677,529,115 shares of its common stock outstanding, with 1,000,000 shares of its Series A preferred stock issued and outstanding.

Series A Preferred Stock

At December 31, 2021, an ex-officer of the Company (pre-reverse merger) owns 100% of the outstanding series A preferred stock. The former officer owns 1,000,000 shares, which are all of the issued and outstanding. Series A Preferred Shares have voting rights that carry a 100 common stock share vote for every Series A Preferred Share. During the first quarter of 2022 the Company reacquired all of the Series A Preferred shares and retired them.

Contents

NOTE 14. STOCK OPTIONS

The Company has outstanding the following stock options as of December 31, 2021.

	Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years
Outstanding
	$0.011	4,000,000	3.50
	$0.0267	12,287,256	2.50
	$0.0267	92,154,421	4.00
	$0.0267	46,077,210	4.08
Total		154,518,887
Exercisable
	$0.011	4,000,000	3.50
	$0.0267	12,287,256	2.50
	$0.0267	92,154,421	4.00
	$0.0267	46,077,210	4.08
Total		154,518,887

Five option holders exercised their options through the cashless surrender clause in the option agreements. 55,093,631 shares of common stock were issued and 13,624,509 shares were surrendered back to the Company during the year ended December 31, 2021.

During the year ended December 31, 2021, the Company recorded a stock option expense of $1,065,390 representing the options that have fully vested.

NOTE 15. COMMITMENTS AND CONTINGENCIES

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

Contents

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

NOTE 16 - INCOME TAXES

At December 31, 2021, the Company had federal and state net operating loss carry forwards of approximately $5,246,800 that expire in various years through the year 2041.

Due to net operating loss carry forwards and operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2021 and 2020.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2021 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $1,364,168 less a valuation allowance in the amount of approximately $1,364,168. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $287,504 for the year ended December 31, 2021 and increased by approximately $253,355 for the year ended December 31, 2020.

The Company’s total deferred tax asset as of December 31, 2021, and 2020 are as follows:

	2021	2020
Net operating loss carry forwards	5,246,800	4,141,015
Valuation allowance	(5,246,800)	(4,141,015)
Net deferred tax asset	—	—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020
Income tax computed at the federal statutory rate	21%	21%
Income tax computed at the state statutory rate	5%	5%
Valuation allowance	(26)%	(26)%
Total deferred tax asset	—	—

Contents

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax asset and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date.

NOTE 17.  SUBSEQUENT EVENTS

On January 20, 2022 the Company entered into a purchase agreement with the former CEO of Real Brands Inc., Jerome Pearring. The Company sold certain intellectual property rights and Real Brands Venture Group a wholly owned subsidiary with the assumption of certain liabilities related to the IP. The purchase price is the assignment of 1,000,000 shares of series A preferred stock and waiver of any possible severance payments.

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any additional recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed.

Contents

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Furthermore, smaller reporting companies may face additional limitations. Smaller reporting companies often employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control. Additionally, smaller reporting companies may utilize general accounting software packages that lack a rigorous set of software controls.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)  provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Subject to the inherent limitations described in the following paragraph, our management has concluded that our internal controls over financial reporting was effective at December 31, 2021 at the reasonable assurance level.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.  Accordingly, our internal controls and procedures are designed to provide reasonable assurance of achieving their objectives.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of our directors and executive officers. Our directors are elected for a twelve month term and serve until the next annual meeting of stockholders.  Except for Mr. Kidrin, all of our directors are independent.

Name	Age	Position
Thomas Kidrin	69	President, Chief Executive Officer, Secretary, Treasurer, Director
Christopher J. Ryan	61	Vice President-Finance, Principal Accounting and Chief Financial Officer
James Dobbins	61	Director, Chairman of the Audit Committee
Jeffrey Engel	60	Director
Peter N. Christos	64	Director
Leonard Toboroff	88	Director
Frederic Granoff	63	Director

Thomas Kidrin became our president and chief executive officer and a director on October 26, 2020. Mr. Kidrin has been a director of Worlds Inc., an internet technology company, since October 1997 and has been its president, secretary and treasurer from December 1997 through July 2007 then added the title chief executive officer since August 2007. Mr. Kidrin was also president and a director of Worlds Acquisition Corp. from April 1997 to December 1997. From December 1991 to June 1996, Mr. Kidrin was a founder, director, and President of UC Television Network Corp., a company engaged in the design and manufacture of interactive entertainment/advertising networks in the college market under the brand name College Television Network, the largest private network on college campuses in the United States sold to MTV in 1996 now operating under MTVU. Mr. Kidrin was a director of MariMed Inc. and was its CEO from its inception in 2011 until July 20, 2017. Mr. Kidrin has attended Drake University and the New School of Social Research.

Christopher J. Ryan became our secretary, treasurer and chief financial officer on October 26, 2020. Mr. Ryan has been the Vice President-Finance of Worlds Inc. since May 2000 and its principal accounting and finance officer since August 2000. From August 1991 through April 2000, Mr. Ryan held a variety of financial management positions at Reuters America, an information services company. From 2001 through 2003, Mr. Ryan was the founder and President of CJR Advisory Services, a personal corporation through which he provided financial consulting services to various entities. From 2004 to 2010, Mr. Ryan was the CFO of Peminic, Inc. From 2008 to 2012 Mr. Ryan served as the CFO of Conversive Inc. Mr. Ryan was the CFO of MariMed Inc. from its inception in 2011 until July 20, 2017. Mr. Ryan is an inactive certified public accountant. He is a graduate of Montclair State University in New Jersey and received an M.B.A. degree from Fordham University.

Directors

Peter N. Christos became a a director of the Company on June 18, 2015 and was its chairman from June 18, 2015 until October 26, 2020. Mr. Christos’ professional Wall Street experience spans more than 30 years. In 2005, he founded and remains Executive Chairman of Abacos Ventures, LLC. In 2011 he was a co-founding Managing Member of HCB Ventures, LLC, a land owner and water rights aggregator. As founder from 1997 to 2005, he was Chairman and Chief Executive Officer of Adelphia Holdings, LLC, owner of Adelphia Partners, LLC (managed direct investments), and Adelphia Capital, LLC a former investment banking (NASD/SIPC) member firm located in New York City. From 1993 to 1995, he was an Executive Vice President, Partner and co-head of the NYC office of the investment-banking firm Bannon & Co. From 1988 to 1993 he was a Managing Director of the Corporate Finance Department and the Managing Director of the New Venture Group of D. H. Blair Investment Banking Corp. and its predecessor NYSE member firm. From 1985 to 1988 he was a Managing Director in the Corporate Finance Department of Muller & Company, Inc., a NYSE member firm. He was also a co-founder of AND Interactive Communications Corp., a private software company acquired in 1994 by TCI Technology Ventures, Inc., a wholly-owned subsidiary of TCI, now Comcast Corp; a co-founder of AquaCare Systems, Inc., from start-up to IPO on NASDAQ; a co-founder of TransAmerican Waste Industries, Inc., from start-up to IPO on NASDAQ and then acquired via merger in 1998 by USA Waste Industries, Inc. now Waste Management, Inc.; a co-founder of Sparta Pharmaceuticals, Inc., from start-up to IPO on NASDAQ and then acquired in 1999 by SuperGen, Inc.; and a co-founder of CTN Media Group, Inc., aka College Television Network, from start-up to IPO on NASDAQ and then acquired in 2002 by MTV Networks, a division of Viacom, Inc. Since August 2018, he has been a Director of Worlds Inc., a public company.

Leonard Toboroff became a director on October 26, 2020. Mr. Toboroff was a founder and director of Steel Partners Acquisition Corp. from June 2007 to June 2009. Mr. Toboroff served as Executive Vice President from May 1989 until February 2002 of Allis-Chalmers Energy Inc., a provider of products and services to the oil and gas industry; Director and Vice Chairman of Varsity Brands, Inc. (formally Riddell Sports Inc.), a provider of goods and services to the school spirit industry, from April 1998 until it was sold in September 2003; Executive Director of Corinthian Capital Group, LLC, a private equity fund, from October 2005 to June 2008; Director of ENGEX Corp, a closed-end mutual fund, Director of NOVT Corporation, a developer of advanced medical treatments for coronary and vascular disease since April 2006; Director of Asset Alliance Corp., an alternative investment company since April 2011; and Chairman or Vice Chairman of American Bakeries Co., Ameriscribe Corporation and Saratoga Spring Water Co. Mr. Toboroff is a graduate of Syracuse University and the University of Michigan Law School and is a member of the U.S. Supreme Court Historical Society.

James W. Dobbins became a director on October 26, 2020. Mr. Dobbins has over thirty years’ experience working with regulated products, such as cigarettes, other tobacco products, vapor, and CBD’s. He retired in November 2020 as Senior Vice President, General Counsel, and Secretary of Turning Point Brands, Inc. (“TPB”), after a twenty-one year career there, and currently acts as consultant to TPB. Prior to joining TPB, Mr. Dobbins was in private practice in North Carolina and held various positions in the legal department of Liggett Group, Inc., a major cigarette manufacturer, including, at the time he left that company, Vice President, General Counsel, and Secretary. Mr. Dobbins has also practiced as an outside litigation attorney with Webster & Sheffield, a New York law firm, representing a variety of clients including Liggett Group, Inc. Prior to joining Webster & Sheffield, he served as a law clerk to the Honorable J. Daniel Mahoney, U.S. Circuit Judge for the Second Circuit Court of Appeals. Mr. Dobbins holds a Bachelor of Arts in mathematics and political science from Drew University and a J.D. from Fordham University School of Law.

Jeffrey B. Engel became a director on October 26, 2020. Mr. Engel is currently a partner in Pangea Blockchain Fund (business development) and a Senior Managing Director (capital markets) of Ceros Financial Services (FINRA member Firm). Jeffrey is a longstanding Wall Street professional with 33 years’ experience as both as a distressed debt portfolio manager (Banco Santander and Standard Bank) and, since 2003, as a senior executive in Credit Sales and Trading (RBC, Stifel and GMP). Mr. Engel has significant experience as a principal, and as an adviser, in investing across the capital structure in a wide variety of industries. Mr. Engel began his career in 1988 at Drexel Burnham Lambert as an Associate in their M&A Department in New York. Mr. Engel has a J.D, University of Miami School of Law (’87), and a B.A., Sarah Lawrence College, (’84). He was a Trustee of Sarah Lawrence 2003-06 and has been a board member of the Genetic Disease Foundation at Mt. Sinai Hospital, NY since 2006.

Frederick Granoff became a director on October 26, 2020.  Mr. Granoff is the former owner & CEO of Eastern Display Group, Rick has over 35 years of experience in the Design & Manufacturing of Pop Displays and Store Fixtures, a private company with over 250 employees. Mr. Granoff’s entrepreneurial drive led him to be nominated for Entrepreneur of the Year in R.I. After selling his business, Mr. Granoff entered the Cannabis business where he created a vertically integrated Company selling products and services in the Cannabis Industry. Mr. Granoff has been involved with Smokin Interiors, a millwork fabricating company, which expanded to include Grow lights, Security Programs, Wholesale grow sales and a host of other products. Mr. Granoff leads his Sales and Marketing team in addition to buying and selling retail dispensaries and grow sites.

Family Relationships

None.

Legal Proceedings

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

Audit Committee

Our audit committee oversees our corporate accounting and financial reporting process. Among other matters, the audit committee:

•	appoints our independent registered public accounting firm;

•	evaluates the independent registered public accounting firm’s qualifications, independence and performance;

•	determines the engagement of the independent registered public accounting firm;

•	reviews and approves the scope of the annual audit and the audit fee;

•	discusses with management and the independent registered public accounting firm the results of the annual audit and the review of our quarterly financial statements;

•	approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services;

•	is responsible for reviewing our financial statements and our management’s discussion and analysis of financial condition and results of operations to be included in our annual and quarterly reports to be filed with the SEC;

•	reviews our critical accounting policies and estimates; and

•	reviews the audit committee charter and the committee’s performance at least annually.

The members of our audit committee are James Dobbins (chairperson), Jeffrey Engel and Leonard Toberoff. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our board of directors has determined that James Dobbins is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of Nasdaq. Under the rules of the SEC, members of the audit committee must also meet heightened independence standards. Our board of directors has determined that each of Mr. Dobbins, Mr. Engel and Mr. Toberoff are independent under the heightened audit committee independence standards of the SEC and Nasdaq. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq.

Code of Ethics

We have adopted a code of business conduct and ethics which applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website at Realbrands.com. We intend to disclose any amendments to the code, or any waivers of its requirements, on our website to the extent required by the applicable rules and exchange requirements.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2021.   We believe that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of our common stock except that each director did not file one Form 4. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us during the fiscal periods ending December 31, 2021, and 2020, to our chief executive officer, chief financial officer and to our other most highly compensated executive officers whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE (1)(2)
Name and principal position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Securities underlying options (g)	All Other Compensation ($) (i)	Total ($) (j)
Thomas Kidrin President and CEO	2021	$0	(3)			$0			$0	(3)
	2020	$107,692	(3)			$0			$107,692	(3)

Chris Ryan, CFO	2021	$0	(4)			$0			$0
	2020	$0	(4)			$0			$0

(1) The above compensation does not include other personal benefits, the total value of which do not exceed $10,000.

(2) Pursuant to the regulations promulgated by the SEC, the table omits columns reserved for types of compensation not applicable to us.

(3) Mr. Kidrin has a three year employment agreement effective November 26, 2018 with a base annual salary of $175,000.  A large portion of his compensation has been deferred due to lack of funds.

(4) Mr. Ryan has deferred his compensation for 2021 and 2020.

Stock Option Grants

The following table sets forth information as of December 31, 2021 concerning unexercised options, unvested stock and equity incentive plan awards the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR-ENDED DECEMBER 31, 2021

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plans Awards: Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date

Thom Kidrin	0	0	0	0	0
Christopher Ryan	0	0	0	0	0

Compensation of Directors

The Board of Directors adopted a compensation program for the directors whereby each director will receive compensation in the form of stock options for serving on the board. Five-year non-qualified stock options to purchase 6,143,628 shares of the Corporation’s common stock are to be granted annually during the year to each director then in office at an exercise price equal to the last reported trading price of our common stock on that day, with such option to vest in 12 months, provided the director serves for at least six months, following the date of grant.  In addition, every director upon first joining our board receives 46,077,210 stock options that vest immediately and are exercisable for five years at a price equal to the last reported trading price of our common stock on that day.

The following table sets forth information concerning the compensation paid to each of our non-employee directors during 2021 for their services rendered as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)

Leonard Toboroff	0	0	0	0	0
Peter Christos	0	0	0	0	0
James Dobbins	0	0	0	0	0
Jeffrey Engel	0	0	0	0	0
Frederic Granoff	0	0	0	0	0

(1)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2021 fiscal year for the fair value of stock options granted to the named director in fiscal year 2021, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized from these awards by the named director.

Employment Agreements

Our CEO, Thom Kidrin, is employed pursuant to an employment agreement dated as of November 26, 2018. The employment agreement runs for three years and provides for an annual salary of $175,000 plus bonuses as determined by the Board of Directors. The employment agreement also provides that if his employment is terminated without “cause” or due to his resignation for “good reason” (each, as defined in the employment agreement) he shall be entitled to receive an amount equal to the full value of any base salary still remaining until the end of the term plus an amount equal to 1.5 times the base salary at the time of termination. Notwithstanding the foregoing, if the employment is terminated by the Company after a Change of Control (as defined in the employment agreement) has occurred, he shall be entitled to receive, upon satisfaction of the certain conditions an amount equal to twice the then base salary. The employment agreements contain customary confidentiality, non-compete and non-solicitation provisions and a “best pay” provision under Section 280G of the Internal Revenue Code, pursuant to which any “parachute payments” that become payable will either be paid in full or reduced so that such payments are not subject to the excise tax under Section 4999 of the Internal Revenue Code.

Stock Option Plan

We have reserved 82,251,368 shares of our common stock to be issued under our 2021 Equity Incentive Plan. The number of shares that will be reserved for issuance under our 2021 Equity Incentive Plan will increase automatically on January 1 of each of 2022 through 2032 by the number of shares equal to 5% of the total outstanding shares of our common stock as of the immediately preceding December 31. However, our board of directors may reduce the amount of the increase in any particular year.

Compensation Committee Interlocks and Insider Participation

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 25, 2022, certain information with respect to the beneficial ownership of Common Stock by (i) each Director, nominee and executive officer of us; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 2,677,529,115 shares of common stock outstanding as of such date.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF MARCH 25, 2022

Name & Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner		% of Class(2)

Thomas Kidrin	510,937,611		19.1%
Christopher Ryan	165,471,440		6.2%
Turning Point Brands Inc.	611,255,410		22.9%
Tom DePetrillo	219,332,824		8.2%
Frederick Granoff	107,202,751	(3)	4.0%
Jeffrey Engel	82,033,411	(3)	3.1%
James Dobbins	46,077,210	(3)	1.7%
Leonard Toboroff	70,864,789	(4)	2.7%
Peter N. Christos	92,946,967		3.5%
All directors and executive officers as a group (one person)	1,075,534,179	(5)

(1) Unless stated otherwise, the business address for each person named is Real Brands Inc., 12 Humbert St., North Providence, RI 02911.

(2) Calculated pursuant to Rule 13d-3(d) (1) of the Securities Exchange Act of 1934. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by a person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. We believe that each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them (subject to community property laws where applicable) and except where otherwise noted.

(3) Includes 46,077,210 currently exercisable stock options.

(4) Includes 6,143,628 stock options which are currently exercisable.

(5) Includes 144,375,258 stock options which are currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We are not currently subject to the requirements of any stock exchange or inter-dealer quotation system with respect to having a majority of “independent directors” although we believe that we meet that standard inasmuch as Messrs. Toberoff, Christos, Dobbins, Engel and Granoff are “independent” and only Mr. Kidrin, by virtue of being our president and CEO, is not independent. Although we are not currently subject to such rule, the independence of our directors meets the definition of such term as contained in NASDAQ Rule 5605(a)(2).

The Company is committed to a convertible note payable related party in the amount of $200,000.  The convertible note has a 7% annual interest rate and matures on October 15, 2023. Interest and principal are payable at maturity. The note can be converted at any time and either all or part of the amount due into equity at a price of $0.008139 per share. If converted into common stock, the related party would own 1% of Company based upon current number of shares outstanding. The related party holding the convertible note is Worlds Inc. Messrs. Kidrin, Toboroff and Christos are Directors of Worlds Inc. and Mr. Kidrin is the CEO and Mr. Ryan is the CFO of Worlds Inc.

The Company has incurred $31,500 in interest expense on the note through December 31, 2021.

A loan was provided by the CEO, Thom Kidrin, at an interest rate of 7%. The loan balance at December 31, 2021 was $133,605 with accrued interest of $16,525.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered by the independent auditors, L&L CPAs PA (“L&L”), for our audit of the annual financial statements for the years ended December 31, 2021 and 2020. L&L was retained 2019. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2021	2020
	L&L	L&L
Audit Fees (1)	$12,500 (2)	$12,500
Audit-Related Fees (3)	10,500	10,500
Tax Fees (4)	—	—
All Other Fees (5)	—	—
Total Accounting Fees and Services	$23,000	$23,000

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for the audit firms in 2021 and 2020 relate to (i) the audit of our annual financial statements for the years ended December 31, 2021 and 2020, and (ii) the review of the financial statements included in our filings on Form 10-Q for the first, second and third quarters of 2021 and 2020.

(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

ITEM 15. EXHIBITS.

3.1	Certificate of Incorporation (a)

3.2	By-Laws- Restated as Amended (b)

4.1	2007 Stock Option Plan (c)

10.2	Employment Agreement between the Registrant and Thom Kidrin (d)

10.3	Agreement and Plan of Merger dated as of October 22, 2020, by and among the Registrant, CASH Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Registrant (“Merger Sub”), and Canadian American Standard Hemp Inc., a Delaware corporation (f)

10.4	Form of Note between Canadian American Standard Hemp Inc. and Thom Kidrin (g)

14.1	Code of Ethics (e) I

20.1	Subsidiaries (g)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer**

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer**

32.1	Section 1350 Certifications of Chief Executive Officer**

32.2	Section 1350 Certifications of Chief Financial Officer**

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(a)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, as amended as described in Proxy Statements on Form DEF 14A filed on June 7, 2013 and May 17, 2016, and incorporated herein by reference.
(b)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, and incorporated herein by reference.
(c)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference.
(d)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 4, 2018, and incorporated herein by reference.
(e)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on April 3, 2008, and incorporated herein by reference.
(f)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-K Amendment No. 1 filed on September 14, 2021, and incorporated herein by reference.
(g)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-K 1 filed on June 21, 2021, and incorporated herein by reference.

** Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 6, 2022	REALBRANDS, INC.
(Registrant)

By:/s/Thomas Kidrin
Name: Thomas Kidrin
Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas Kidrin Thomas Kidrin	President, Chief Executive Officer and Director	April 6, 2022

/s/ Christopher J. Ryan Christopher J. Ryan	Vice President - Finance and Principal Accounting and Financial Officer	April 6, 2022

/s/ James Dobbins James Dobbins	Director	April 6, 2022

/s/ Jeffrey Engel Robert Fireman	Director	April 6, 2022

/s/ Peter N. Christos Peter N. Christos	Director	April 6, 2022
/s/ Frederick Granoff Frederic Granoff	Director	April 6, 2022

