Form 10-Q
period 2022-03-31
Real Brands, Inc.
filed 2022-05-16
CIK 1084133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2022

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

As of April 26, 2022, 2,677,529,115 shares of the Issuer's Common Stock were outstanding.

REAL BRANDS, INC. AND SUBSIDIARIES

For the Three Months Ended March 31, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Real Brands, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,313	$197,255
Accounts receivable	—	898
Total current assets	11,313	198,153

Deposits	530	530
Property and equipment - net of depreciation	1,219,587	1,239,809
TOTAL ASSETS	$1,231,430	$1,438,492

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$495,864	$513,065
Accrued expenses related party	476,960	402,347
Loan payable related party	133,605	133,605
Convertible note payable related party	200,000	200,000
Notes payable	—	7,250
Contingent liabilities	—	45,625
TOTAL CURRENT LIABILITIES	1,306,428	1,301,892

LONG TERM LIABILITIES
Mortgage payable	142,852	148,551
Total Long Term Liabilities	142,852	148,551

TOTAL LIABILITIES	1,449,280	1,450,443

STOCKHOLDERS’ EQUITY (DEFICIT):
Series A Preferred stock, $.001 par value; 2,000,000 shares authorized, none and 1,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	—	1,000
Common stock, $.001 par value; 3,998,000,000 shares authorized; 2,677,529,115 shares issued and outstanding as of March 31, 2022 and December 31, 2021.	2,677,529	2,677,529
Common stock subscribed, 3,694,900 shares at March 31, 2022 and December 31, 2021.	96,403	96,403
Additional paid-in capital	8,942,933	8,881,728
Accumulated deficit	(11,934,716)	(11,668,611)

TOTAL STOCKHOLDERS’ DEFICIT	(217,850)	(11,951)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,231,430	$1,438,492

See the accompanying notes to these unaudited consolidated financial statements.

REAL BRANDS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2022	March 31, 2021
REVENUE:
Revenues	$6,853	$461
Total revenue	6,853	461
Cost of goods sold	7,357	26,310
Gross profit (loss)	(503)	(25,849)

OPERATING EXPENSES:

General and administrative	123,087	124,068
Professional fees	11,220	90,265
Payroll and related	105,197	59,486
Total operating expenses	239,503	273,819

Operating loss	(240,006)	(299,668)

OTHER INCOME (EXPENSES):
Forgiveness of PPP debt	—	106,660
Depreciation expense	(20,222)	(36,298)
Interest expense	(5,877)	(6,034)
Total other (expenses) income	(26,099)	64,327

LOSS FROM OPERATIONS	(266,105)	(235,341)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(266,105)	$(235,341)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$ **	$ **

WEIGHTED AVERAGE SHARES OUTSTANDING	2,677,529,115	2,731,964,336

** Less than $0.01 per share

See the accompanying notes to these unaudited consolidated financial statements.

REAL BRANDS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Preferred Stock				Common	Additional
	Series A		Common Stock		Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	TOTAL

Balance December 31, 2020	1,000,000	1,000	2,358,780,396	2,358,780	414,679	6,794,057	(8,872,840)	695,676

Issuance for reverse merger	—	—	107,149,478	107,149	(107,149)	—	—	—
Issuance of common stock for cash	—	—	22,292,844	22,293	235,000	127,707	—	385,000
Net loss for the three months ended March 31, 2021	—	—	—	—	—	—	(235,341)	(235,341)

Balance March 31, 2021	1,000,000	1,000	2,488,222,718	2,488,222	542,530	6,921,764	(9,108,182)	845,334

Balance December 31, 2021	1,000,000	1,000	2,677,529,115	2,677,529	96,403	8,881,728	(11,668,611)	(11,951)

Cancellation of preferred stock	(1,000,000)	(1,000)				61,205		60,205
Net loss for the three months ended March 31, 2022	—	—	—	—	—	—	(266,105)	(266,105)

Balance March 31, 2022	—	—	2,677,529,115	2,677,529	96,403	8,942,933	(11,934,716)	(217,850)

See the accompanying notes to these unaudited consolidated financial statements.

REAL BRANDS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(266,105)	$(235,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of PPP loan	—	(106,660)
Depreciation expense	20,222	36,298
Changes in operating assets and liabilities:
Accounts receivable	898	175
Inventory	—	21,000
Accounts payable and accrued expenses	64,742	155,891
Net cash used in operating activities	(180,243)	(135,637)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(296,801)
Net cash provided by (used in) investing activities	—	(296,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage payable	(5,699)	(5,407)
Proceeds from sale of common stock	—	385,000
Net cash provided by financing activities	$(5,699)	$379,593

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(185,942)	$(52,845)

CASH AND CASH EQUIVALENTS, beginning of period	$197,255	$247,892

CASH AND CASH EQUIVALENTS, end of period	$11,313	$195,047

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,903	$2,322
Cash paid for income taxes	$—	$—

Non -cash Investment and Financing Activities:
Cancellation of preferred stock (IP)	$61,205	$—

See the accompanying notes to these unaudited consolidated financial statements.

REAL BRANDS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Going concern

The ability of the Company to obtain necessary financing to build its sales, brand, marketing and distribution and fund ongoing operating expenses is uncertain. The ability of the Company to generate sales revenue to offset the expenses and obtain profitability is uncertain. The Company had a net loss of $266,105 and $235,341 for the three months ended March 31, 2022 and 2021, respectively. These material uncertainties cast doubt on the Company’s ability to continue as a going concern. In the event the Company’s revenues do not significantly increase, the Company will require additional financing from time to time, which it intends to obtain through the issuance of common shares, debt, bonds, grants and other financial instruments. While the Company has been successful in raising funds through the issuance of common shares and obtaining debt in the past, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be available on acceptable terms and while the Company believes that its revenues will increase it does not currently expect them to generate sufficient cash in the immediate future.

Liquidity

As of March 31, 2022, the Company had cash and cash equivalents of a $11,313 as compared to $197,255 as of December 31, 2021, representing a decrease of $185,942. As of March 31, 2022, the Company had a working capital deficit of $1,295,115 as compared to a working capital deficit of $1,103,739 as of December 31, 2021, representing an increase in the deficit of $191,376. Plans with respect to its liquidity management include the following:

•	The Company is seeking additional capital in the private and/or public equity markets to continue operations and build sales, marketing, brand and distribution. The Company is currently evaluating additional equity and debt financing opportunities and may execute them, if and when appropriate. However, there can be no assurances that the Company can consummate such a transaction or consummate a transaction at favorable pricing.

•	The Company plans on increased sales of its products in the market. However, there can be no assurances that the sales will increase or that even if they do increase that it will increase sufficiently to generate the necessary cash.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) under the accrual basis of accounting. These financial statements are presented in U.S. dollars and are prepared on a historical cost basis, except for certain financial instruments which are carried at fair value. The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2021 in the Form 10-K filed on April 6, 2022. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the Form 10-K have been omitted.

Principles of Consolidation

The consolidated financial statements include Real Brands, and its wholly owned subsidiaries. DePetrillo Real Estate Holdings, LLC is a wholly owned subsidiary of CASH and the owner of the Company’s building in Rhode Island. American Standard Hemp Inc. is a wholly owned subsidiary of CASH and holds the hemp licenses in Rhode Island. All significant intercompany accounts and transactions have been eliminated.

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

Property and Equipment

On February 15, 2020 the Company purchased DePetrillo Real Estate Holdings, LLC, a Rhode Island Limited Liability Company having as it’s only asset the building at 12 Humbert Street in North Providence Rhode Island. The building is the Company’s headquarters and a hemp processing facility. The purchase price of the building was 2 million shares of CASH common stock, $25,000 in cash and the assumption of the mortgage which at the time was $189,916. The prior owner agreed to put the $25,000 payment into building improvements. The building and land were appraised at $475,000. The building is being depreciated over 15 years on a straight-line basis starting October 1, 2021, the date building improvements were completed. Depreciation expense on the building for the three months ended March 31, 2022 was $7,125.

Building improvements is being depreciated over 15 years commencing from the completion of the work, October 1, 2021. Depreciation expense on building improvements for the three months ended March 31, 2022 was $13,097.

Total depreciation expense for the three months ended March 31, 2022 was $20,222. Expenditures for repairs and maintenance are expensed as incurred.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises that are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the three months ended March 31, 2022 and 2021, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The Company had 154,518,887 and 28,878,104 potentially dilutive options and convertible securities, respectively, that have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2022, and 247,811,540 and 27,129,322 potentially dilutive options and convertible securities, respectively, that have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2021, as they would be anti-dilutive.

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

The Company records its derivative activities at fair value. As of March 31, 2022, no derivative liabilities are recorded.

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

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements.

NOTE 3. ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

At March 31, 2022 the Company has $0 in accounts receivables. The Company did not have an allowance for doubtful accounts at March 31, 2022. The Company does not accrue interest receivable on past due accounts receivable.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment is comprised of a building, land, building improvements and furniture and equipment.

The building and land were appraised at $475,000. The building is being depreciated over 15 years on a straight-line basis starting October 1, 2021, the date the building improvements were completed on the building. Depreciation expense on the building for the three months ended March 31, 2022 was $7,125.

Building improvements is being depreciated over 15 years commencing from the completion of the work, October 1, 2021. Depreciation expense on building improvements for the three months ended March 31, 2022 was $13,097.

Total depreciation expense for the three months ended March 31, 2022 was $20,222. Expenditures for repairs and maintenance are expensed as incurred.

	March 31,	December 31,
	2022	2021

Building	$475,000	$475,000
Building Improvements	785,823	785,823
Gross fixed assets	1,260,823	1,260,823
Less: Accumulated Depreciation	(41,236)	(21,014)
Less: Impairments	—	—
Net Fixed Assets	$1,219,587	$1,239,809

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include normal operating expenses, professional fees and costs remaining to be paid for the build out of the new facility. Included in accrued expenses is a balance for ATS Indian Trace, LLC. ATS Indian Trace, LLC v. the Company was a civil action filed by ATS Indian Trace, LLC in the Circuit Court of Broward County, Florida on July 22, 2015. On November 18, 2015, a (default) Final Judgement was entered in favor of ATS Indian Trace, LLC and against the Company in the amount of $71,069. This judgement is currently outstanding and remains due and owing. ATS Indian Trace, LLC has not taken any enforcement action against the Company for several years. The balance is included in accrued expenses.

NOTE 6. ACCRUED EXPENSES – RELATED PARTY

At March 31, 2022, accrued expenses related parties was $476,960.

At March 31, 2022, the Company owed its CEO, Thom Kidrin, $286,058 in accrued salary and $18,863 in accrued interest on a loan with principal balance of $133,605 and an additional $35,039 in accrued interest on a note from Worlds Inc., with a principal balance of $200,000. In addition, the Company owed $130,000 to its CFO, Chris Ryan, and $7,000 to Dr. Rammal.

NOTE 7. NOTES PAYABLE AND MORTGAGES PAYABLE

On January 20, 2022, the Company entered into a purchase agreement with its former CEO Jerome Pearring in which the Company sold certain trademarks and its subsidiary Real brands Venture Group Inc. to Mr. Pearring and Mr. Pearring assumed certain notes and contingent liabilities and returned his Series A Preferred stock.

As of March 31, 2022, the following mortgage was outstanding:

	Loan payable	Accrued interest
Mortgage payable	142,852	—
Total	$142,852	$—

Interest expense related to the mortgage payable amounted to $1,903 for the three months ended March 31, 2022.

NOTE 8. LOAN PAYABLE – RELATED PARTY

A loan was provided by the CEO, Thom Kidrin, at an interest rate of 7%. The loan balance at March 31, 2022 was $133,605 with accrued interest of $18,863.

NOTE 9. CONVERTIBLE NOTES PAYABLE - RELATED PARTY

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

As of March 31, 2022, the Company incurred $35,039 in interest expense on the convertible note.

NOTE 10. STOCKHOLDER’S EQUITY

Common Stock

The Company did not issue any equity during the three months ended March 31, 2022.

In March 2021, the Company sold 55,372,219 shares with net proceeds of $385,000 through private placements. As of March 31, 2021, the shares were not yet issued.

In the three months ended March 31, 2021, the Company issued 107,149,148 shares of common stock related to the reverse merger in 2020 and 22,292,844 shares that were subscribed for cash in 2020 but not yet issued at December 31, 2020.

As of March 31, 2022, the Company had 2,677,529,115 shares of its common stock outstanding.

Series A Preferred Stock

On January 20, 2022, the Company entered into a purchase agreement with its former CEO Jerome Pearring in which the Company sold certain trademarks and its subsidiary Real brands Venture Group Inc. to Mr. Pearring and Mr. Pearring assumed certain notes and contingent liabilities and returned to the Company his 1,000,000 shares of Series A Preferred stock for cancellation.

NOTE 11. STOCK OPTIONS

The Company has outstanding the following stock options as of March 31, 2022.

	Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years
Outstanding
	$0.011	4,000,000	3.25
	$0.0267	12,287,256	2.25
	$0.0267	92,154,421	3.75
	$0.0267	46,077,210	3.83
Total		154,518,887
Exercisable
	$0.011	4,000,000	3.25
	$0.0267	12,287,256	2.25
	$0.0267	92,154,421	3.75
	$0.0267	46,077,210	3.83
Total		154,518,887

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

CASH signed an Agreement and Plan of Merger with Purist Acquisition LLC, Purist LLC and Michael S. Metcalfe (“MSM”). Upon consummation of the Merger, CASH will receive ownership rights of all intellectual property related to Purist’s simulated moving bed chromatography technology and will be obligated to the following payments: (i) A cash payment of $90,000, (ii) A certificate representing Seven Hundred Fifty Thousand (750,000) shares of the Company’s Common Stock (or appropriate alternative arrangements if uncertificated shares of Seven Hundred Fifty Thousand (750,000) shares of Company Common Stock represented by book-entry shares will be issued), and (iv) An additional cash payment of Fifty Thousand Dollars ($50,000) to be paid as follows: Within thirty (30) days of its fiscal year end, the Company will deliver an amount equal to one (1%) percent of its net income up to a maximum payment of Fifty Thousand Dollars ($50,000). In the event one (1%) percent of the Company’s net income for the fiscal year ended December 31, 2019, does not equal $50,000, then the process shall be repeated at the close of each successive fiscal year until such time as an aggregate of Fifty Thousand Dollars ($50,000) has been delivered to MSM. In addition, on the Closing of the Merger, Company shall enter into a consulting agreement with MSM providing for a monthly fee of $3,500 for a period of twelve (12) months. In connection with his consultancy, MSM will enter into (1) an assignment of inventions agreement assigning ownership rights of all intellectual property related to Purist’s simulated moving bed chromatography technology developed and/or created by MSM during the term of his consultancy and (2) a non-competition agreement pursuant to which MSM will agree to not compete with the Company during the term of his consultancy or within twelve (12) months after termination of his consultancy.

NOTE 13. CONTINGENT LIABILITIES

During the three months ended March 31, 2022, the contingent liability to TBG Holdings was transferred to Jerome Pearring, the former CEO of the Company as part of the purchase agreement that transferred certain trademarks and its subsidiary Real brands Venture Group Inc. to Mr. Pearring and Mr. Pearring assumed certain notes and this contingent liability and returned to the Company his Series A Preferred stock.

NOTE 14.  SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Sales Revenue, Cost of Sales and Gross Loss: Revenues from the sale of our products for the three months ended March 31, 2022 and 2021 were $6,853 and $461, respectively. Revenues in 2022 and 2021 were generated from the sale of our tinctures. Costs of sales was $7,357 in the three months ended March 31, 2022 and $26,310 in the three months ended March 31, 2021. The Company expenses all packaging material as a cost of sale at the time of purchase. For the three months ended March 31, 2022, the Company had a gross loss of $503 compared to a gross loss of $25,849 for the three months ended March 31, 2021.

General and Administrative Expense: General and administrative expenses for the three months ended March 31, 2022, decreased by $981 to $123,087 as compared to $124,068 for the three months ended March 31, 2021. With a decrease of less than 1%, the expenses have remained stable.

Payroll and Related: Payroll and related increased by $45,711 to $105,197 for the three months ended March 31, 2022 from $59,486 for the three months ended March 31, 2021. The increase is due to hiring an additional employee compared to last year and an increase in activity at our production facility which was undergoing a renovation last year.

Professional Fees: Professional fees decreased to $11,220 for the three months ended March 31, 2022 compared to $90,265 for the three months ended March 31, 2021. The decrease is due to a drop in legal fees in 2022 where in 2021 we incurred fees due to trademark, licensing and costs related to the merger.

Depreciation expense: Depreciation expense was $20,222 for the three months ended March 31, 2022 compared to a depreciation expense of $36,298 for the three months ended March 31, 2021.

Interest Expense: Interest expense for the three months ended March 31, 2022 was $5,877 compared to interest expense of $6,034 in the three months ended March 31, 2021.

Net Loss: As a result of the foregoing, we realized a net loss of $266,105 in the three months ended March 31, 2022 compared to a net loss of $235,341 for the three months ended March 31, 2021.

There was no income tax benefit recorded for the years ended December 31, 2021 or 2020, due to recurring net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have raised capital through the public and private sale of debt and equity and funding from collaborative arrangements. At March 31, 2022, we had cash of $11,313 and a negative working capital of $1,295,115.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We cannot be certain that our existing and available capital resources will be sufficient to satisfy our funding requirements through 2022. We are evaluating various options to raise additional funds, including new equity and loans and no assurance can be given that we will be successful.

Our financial statements have been prepared and presented on a basis assuming we will continue as a going concern. The above factors raise substantial doubt about our ability to continue as a going concern, as more fully discussed in Note 1 to the condensed consolidated financial statements contained herein.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, no special purpose entities, and no activities that include non-exchange-traded contracts accounted for at fair value.

Item 4. Controls And Procedures

As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022.

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

PART II OTHER INFORMATION

Legal Proceedings

None.

Item 1A. Risk Factors

We are not obligated to disclose our risk factors in this report, however, limited information regarding our risk factors appears in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2021 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2021 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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

Date: May , 2022

REAL BRANDS, INC.

By: /s/ Thom Kidrin
President and CEO

By: /s/ Christopher Ryan
Chief Financial Officer

