Form 10-Q
period 2022-06-30
Real Brands, Inc.
filed 2022-08-12
CIK 1084133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2022

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

As of August 8, 2022, 2,677,529,115 shares of the Issuer's Common Stock were outstanding (excludes an additional 3,111,111 issuable, but not yet issued, at such date).

REAL BRANDS, INC. AND SUBSIDIARIES

For the Six Months Ended June 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

REAL BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2022 AND DECEMBER 31, 2021

	Unaudited	Audited
	30-Jun-22	31-Dec-21
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,981	$197,255
Accounts receivables	—	898
Total current assets	8,981	198,153

Deposits	530	530
Property and equipment - net of depreciation	1,198,970	1,239,809
TOTAL ASSETS	$1,208,481	$1,438,492

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$500,885	$513,065
Accrued expenses related party	556,404	402,347
Loan payable	25,000	—
Loan payable related party	188,605	133,605
Convertible note payable related party	200,000	200,000
Notes payable	—	7,250
Contingent liabilities	—	45,625
TOTAL CURRENT LIABILITIES	1,470,894	1,301,892

LONG TERM LIABILITIES
Mortgage payable	137,109	148,551
Total Long Term Liabilities	137,109	148,551

TOTAL LIABILITIES	1,608,002	1,450,443

STOCKHOLDERS’ EQUITY (DEFICIT):
Series A Preferred stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding as of June 30, 2022, 1,000,000 issued and outstanding as of December 31, 2021, respectively.	—	1,000
Common stock, $.001 par value; 3,998,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 2,677,529,115 shares issued and outstanding as of June 30, 2022 and December 31, 2021.	2,677,529	2,677,529
Common stock subscribed, 6,806,011 and 3,694,900 shares at June 30, 2022 and December 31, 2021, respectively.	99,514	96,403
Additional paid-in capital	9,004,822	8,881,728
Accumulated deficit	(12,181,387)	(11,668,611)

TOTAL STOCKHOLDERS’ DEFICIT	(399,522)	(11,951)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,208,481	$1,438,492

See the accompanying notes to these unaudited condensed consolidated financial statements.

REAL BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2022 AND 2021

	Unaudited				Unaudited
	Six Months Ended June 30				Three Months Ended June 30
	2022		2021		2022		2021
REVENUE:
Revenues		$7,610		$1,545		$757		$1,084
Total revenue		7,610		1,545		757		1,084
Cost of goods sold		7,507		55,191		150		28,881
Gross profit (loss)		103		(53,646)		607		(27,797)

OPERATING EXPENSES:
General and administrative		226,354		168,818		103,267		44,750
Professional fees		23,900		175,015		12,680		84,750
Payroll and related		209,112		126,184		103,915		66,698
Stock option expense		—		1,065,390		—		1,065,390
Total operating expenses		459,366		1,535,407		219,863		1,261,588

Operating loss		(459,262)		(1,589,053)		(219,256)		(1,289,385)

OTHER INCOME (EXPENSES):
Forgiveness of PPP debt		—		143,485		—		36,825
Depreciation expense		(40,840)		(72,596)		(20,618)		(36,298)
Interest expense		(12,675)		(12,098)		(6,798)		(6,063)
Total other (expenses) income		(53,514)		58,791		(27,416)		(5,536)

LOSS AFTER OTHER INCOME AND EXPENSES OPERATIONS		(512,777)		(1,530,261)		(246,672)		(1,294,921)

PROVISION FOR INCOME TAXES		—		—		—		—

NET LOSS		$(512,777)		$(1,530,261)		$(246,672)		$(1,294,921)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$	**	$	**	$	**	$	**

WEIGHTED AVERAGE SHARES OUTSTANDING		2,677,529,115		2,462,852,963		2,677,529,115		2,553,459,703

** Less than $0.01 per share

See the accompanying notes to these unaudited condensed consolidated financial statements.

REAL BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND THE SIX MONTHS ENDED JUNE 30, 2022 UNAUDITED

	Preferred Stock				Common	Additional
	Series A		Common Stock		Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	TOTAL
Balance December 31, 2020	1,000,000	1,000	2,358,780,396	2,358,780	414,679	6,794,057	(8,872,840)	695,676

Issuance for reverse merger	—	—	164,680,119	164,680	(164,680)	—	—	—
Issuance of common stock for cash	—	—	93,379,350	93,379	(149,999)	991,620	—	935,000
Cashless exercise of stock options	—	—	2,587,500	2,588	—	(2,588)	—
Stock options granted pursuant to the agreements	—	—	—	—	—	1,065,390	—	1,065,390
Net loss for the six months ended June 30, 2021	—	—	—	—	—	—	(1,530,261)	(1,530,261)

Balance June 30, 2021	1,000,000	1,000	2,619,427,365	2,619,427	100,000	8,848,480	(10,403,102)	1,165,806

Balance December 31, 2021	1,000,000	1,000	2,677,529,115	2,677,529	96,403	8,881,728	(11,668,611)	(11,951)

Cancellation of Preferred stock	(1,000,000)	(1,000)	—	—	—	61,205	—	60,205
Issuance of common stock for cash	—	—	—	—	3,111	61,889	—	65,000
Net loss for the six months ended June 30, 2022	—	—	—	—	—	—	(512,777)	(512,777)

Balance June 30, 2022	—	—	2,677,529,115	2,677,529	99,514	9,004,822	(12,181,387)	(399,522)

See the accompanying notes to these unaudited consolidated financial statements.

REAL BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 and 2021

	Unaudited	Unaudited
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(512,777)	$(1,530,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of PPP loan	—	(143,485)
Option expense	—	1,012,372
Depreciation expense	40,840	72,596
Changes in operating assets and liabilities:
Accounts receivable	898	(375)
Inventory	—	39,450
Accounts payable and accrued expenses	141,877	314,134
Contingency liabilities	(45,625)	—
Net cash used in operating activities	(374,787)	(235,569)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(296,801)
Net cash provided by (used in) investing activities	—	(296,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
Disposal of loans payable for IP	60,205	—
Proceeds from loan payable	25,000	—
Proceeds from loan payable related party	55,000	—
Repayment of notes payable	(7,250)	—
Repayment of mortgage payable	(11,442)	(10,855)
Proceeds from sale of common stock	65,000	935,000
Net cash provided by financing activities	$186,513	$924,145

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(188,274)	$391,775

CASH AND CASH EQUIVALENTS, beginning of period	$197,255	$247,892

CASH AND CASH EQUIVALENTS, end of period	8,981	639,667

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	3,762	4,602
Cash paid for income taxes	—	—

See the accompanying notes to these unaudited condensed consolidated financial statements.

REAL BRANDS, INC. AND SUBSIDIARIES

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

Going concern

The ability of the Company to obtain necessary financing to build its sales, brand, marketing and distribution and fund ongoing operating expenses is uncertain. The ability of the Company to generate sales revenue to offset the expenses and obtain profitability is uncertain. The Company had a net loss of $512,777 and $1,530,261 for the six months ended June 30, 2022 and 2021, respectively. These material uncertainties cast doubt on the Company’s ability to continue as a going concern. In the event the Company’s revenues do not significantly increase, the Company will require additional financing or equity from time to time, which it intends to obtain through the issuance of common shares, debt, bonds, grants and other financial instruments. While the Company has been successful in raising funds through the issuance of common shares and obtaining debt in the past, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be available on acceptable terms and while the Company believes that its revenues will increase it does not currently expect them to generate sufficient cash in the immediate future.

Liquidity

As of June 30, 2022, the Company had cash and cash equivalents of a $8,981 as compared to $197,255 as of December 31, 2021, representing a decrease of $188,274. As of June 30, 2022, the Company had a working capital deficit of $1,461,912 as compared to a working capital deficit of $1,103,739 as of December 31, 2021, representing an increase in the deficit of $358,173. Plans with respect to its liquidity management include the following:

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) under the accrual basis of accounting. These financial statements are presented in U.S. dollars and are prepared on a historical cost basis, except for certain financial instruments which are carried at fair value. The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2021 in the Form 10-K filed on April 6, 2022. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the condensed consolidated financial statements which would substantially duplicate the disclosures contained in the Form 10-K have been omitted.

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

Property and Equipment

On February 15, 2020 the Company purchased DePetrillo Real Estate Holdings, LLC, a Rhode Island Limited Liability Company having as it’s only asset the building at 12 Humbert Street in North Providence Rhode Island. The building is the Company’s headquarters and a hemp processing facility. The purchase price of the building was 2 million shares of CASH common stock, $25,000 in cash and the assumption of the mortgage which at the time was $189,916. The prior owner agreed to put the $25,000 payment into building improvements. The building and land were appraised at $475,000. The land alone was appraised at $23,750 and the building is appraised at $451,250. The building improvements are being depreciated over 15 years on a straight-line basis starting October 1, 2021, the date building improvements were completed. Depreciation expense on the building for the six months ended June 30, 2022 was $14,646.

Building improvements is being depreciated over 15 years commencing from the completion of the work, October 1, 2021. Depreciation expense on building improvements for the six months ended June 30, 2022 was $26,194.

Total depreciation expense for the three months ended June 30, 2022 was $40,840. Expenditures for repairs and maintenance are expensed as incurred.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises that are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the six months ended June 30, 2022 and 2021, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The Company had 154,518,887 and 29,312,910 potentially dilutive options and convertible securities, respectively, that have been excluded from the computation of diluted weighted-average shares outstanding as of June 30, 2022, and 189,518,887 and 27,564,129 potentially dilutive options and convertible securities, respectively, that have been excluded from the computation of diluted weighted-average shares outstanding as of June 30, 2021, as they would be anti-dilutive.

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

The Company records its derivative activities at fair value. As of June 30, 2022, no derivative liabilities are recorded.

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

NOTE 3. ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

At June 30, 2022 the Company has $0 in accounts receivables. The Company did not have an allowance for doubtful accounts at June 30, 2022. The Company does not accrue interest receivable on past due accounts receivable.

At December 31, 2021 the Company has $898 in accounts receivables. The Company did not have an allowance for doubtful accounts at December 31, 2021.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment is comprised of a building, land, building improvements and furniture and equipment.

The building and land were appraised at $475,000. The building is being depreciated over 15 years on a straight-line basis starting October 1, 2021, the date the building improvements were completed on the building. Depreciation expense on the building for the six months ended June 30, 2022 was $14,646.

Building improvements is being depreciated over 15 years commencing from the completion of the work, October 1, 2021. Depreciation expense on building improvements for the six months ended June 30, 2022 was $26,194.

Total depreciation expense for the six months ended June 30, 2022 was $40,840. Expenditures for repairs and maintenance are expensed as incurred.

	June 30,	December 31,
	2022	2021

Building	$475,000	$475,000
Building Improvements	785,823	785,823
Gross fixed assets	1,260,823	1,260,823
Less: Accumulated Depreciation	(61,854)	(21,014)
Less: Impairments	—	—
Net Fixed Assets	$1,198,970	$1,239,809

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include normal operating expenses, professional fees and costs remaining to be paid for the build out of the new facility. Included in accrued expenses is a balance for ATS Indian Trace, LLC. ATS Indian Trace, LLC v. the Company was a civil action filed by ATS Indian Trace, LLC in the Circuit Court of Broward County, Florida on July 22, 2015. On November 18, 2015, a (default) Final Judgement was entered in favor of ATS Indian Trace, LLC and against the Company in the amount of $71,069. This judgement is currently outstanding and remains due and owing. ATS Indian Trace, LLC has not taken any enforcement action against the Company for several years and the Company does not believe we will ever have to pay it. The balance is included in accrued expenses.

NOTE 6. ACCRUED EXPENSES – RELATED PARTY

At June 30, 2022, accrued expenses related parties was $556,404.

At June 30, 2022, the Company owed its CEO, Thom Kidrin, $329,808 in accrued salary and $21,764 in accrued interest on a loan with principal balance of $188,605 and an additional $38,578 in accrued interest on a note from Worlds Inc., with a principal balance of $200,000. In addition, the Company owed $155,000 to its CFO, Chris Ryan, and $7,000 to Dr. Rammal. The balance, $4,254, is accrued payroll at June 30, 2022.

NOTE 7. NOTES PAYABLE AND MORTGAGES PAYABLE

On January 20, 2022, the Company entered into a purchase agreement with its former CEO Jerome Pearring in which the Company sold certain trademarks and its subsidiary Real brands Venture Group Inc. to Mr. Pearring and Mr. Pearring assumed certain notes and contingent liabilities and returned his Series A Preferred stock.

On May 12, 2022, the Company borrowed $25,000 from Providence Capital. The Company is accruing interest on the loan at 7%. Accrued interest on the loan at June 30, 2022 is $358.

As of June 30, 2022, the following mortgage was outstanding:

	Loan payable	Accrued interest
Mortgage payable	137,109	—
Total	$137,109	$—

Interest expense related to the mortgage payable amounted to $3,762 for the six months ended June 30, 2022.

NOTE 8. LOAN PAYABLE – RELATED PARTY

A loan was provided by the CEO, Thom Kidrin, at an interest rate of 7%. The loan balance at June 30, 2022 was $188,605 with accrued interest of $21,764.

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

As of June 30, 2022, the Company incurred $38,578 in interest expense on the convertible note.

NOTE 10. STOCKHOLDERS EQUITY

Common Stock

The Company sold 3,111,111 shares with net proceeds of $65,000 through private placements during the six months ended June 30, 2022. The shares have not been issued as of June 30, 2022.

In March 2021, the Company sold 55,372,219 shares with net proceeds of $385,000 through private placements. In May 2021, the Company sold 15,714,287 shares with net proceeds of $550,000 through private placements. These shares were issued as of June 30, 2022

In the six months ended June 30, 2021, the Company issued 164,680,119 shares of common stock related to the reverse merger and 22,292,844 shares that were subscribed in 2020 but not yet issued at December 31, 2020.

As of June 30, 2022, the Company had 2,677,529,115 shares of its common stock outstanding.

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

NOTE 11. STOCK OPTIONS

The Company has outstanding the following stock options as of June 30, 2022.

	Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years
Outstanding
	$0.011	4,000,000	3.00
	$0.0267	12,287,256	2.00
	$0.0267	92,154,421	3.50
	$0.0267	46,077,210	3.58
Total		154,518,887
Exercisable
	$0.011	4,000,000	3.00
	$0.0267	12,287,256	2.00
	$0.0267	92,154,421	3.50
	$0.0267	46,077,210	3.58
Total		154,518,887

No stock options were granted during the six months ended June 30, 2022. All outstanding stock options are fully vested at June 30, 2022.

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

NOTE 13. CONTINGENT LIABILITIES

During the six months ended June 30, 2022, the contingent liability to TBG Holdings was transferred to Jerome Pearring, the former CEO of the Company as part of the purchase agreement that transferred certain trademarks and its subsidiary Real brands Venture Group Inc. to Mr. Pearring and Mr. Pearring assumed certain notes and this contingent liability and returned to the Company his Series A Preferred stock.

NOTE 14.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to our disclosures in the financial statements.

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

Current Operations

The Company constructed a new, state-of-the-art facility in New Providence, Rhode Island that is equipped with our proprietary Halo 5 processing technology system (encompassing chemistry, mechanical engineering, and computer software) that produces a consistent 99% pure CBD distillate and isolate.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2022 compared to three months ended June 30, 2021

Sales Revenue, Cost of Sales and Gross Loss:

Revenues from the sale of our products for the three months ended June 30, 2022 and 2021 were $757 and $1,084, respectively. Revenues in 2022 were generated from the sale of our tinctures.

Costs of sales was $150 in the three months ended June 30, 2022 and $28,881in the three months ended June 30, 2021. The Company expenses all packaging material as a cost of sale at the time of purchase. For the three months ended June 30, 2022, the Company had a gross profit of $607 compared to a gross loss of $27,797 for the three months ended June 30, 2021.

General and Administrative Expense: General and administrative expenses for the three months ended June 30, 2022, increased by $58,517, to $103,267 as compared to $44,750 for the three months ended June 30, 2021. The increase is due to a general increase in activity as our production facility build out has been completed and we have started production.

Payroll and Related: Payroll and related increased by $37,217 to $103,915 for the three months ended June 30, 2022 from $66,698 for the three months ended June 30, 2021. The increase is due to an increase in activity as our production facility has been built out and production has started up.

Professional Fees: Professional fees decreased to $12,680 for the three months ended June 30, 2022 compared to $84,750 for the three months ended June 30, 2021. The decrease is due to a decrease in costs associated with making the Company compliant with its reporting responsibilities in prior years.

Stock option expense: Stock option expense was $0 for the three months ended June 30, 2022 compared to $1,065,390 for the three months ended June 30, 2021.

Gain on forgiveness of PPP Loan: The Company applied for and received forgiveness on one of the SBA PPP loans in the amount of $36,825 for the three months ended June 30, 2021. All of the PPP loans were forgiven in 2021.

Depreciation expense: Depreciation expense was $20,618 for the three months ended June 30, 2022 compared to a depreciation expense of $36,298 for the three months ended June 30, 2021.

Interest Expense: Interest expense for the three months ended June 30, 2022 was $6,798 compared to interest expense of $6,063 in the three months ended June 30, 2021.

Net Loss: As a result of the foregoing, we realized a net loss of $246,672 in the three months ended June 30, 2022 compared to a net loss of $1,282,796 for the three months ended June 30, 2021.

There was no income tax benefit recorded for the year ended December 31, 2021 or 2020, due to recurring net operating losses.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

Sales Revenue, Cost of Sales and Gross Loss:

Revenues from the sale of our products for the six months ended June 30, 2022 and 2021 were $7,610 and $1,545, respectively. Revenues in 2022 were generated from the sale of our tinctures.

Costs of sales was $7,507 in the six months ended June 30, 2022 and $55,191 in the six months ended June 30, 2021. The Company expenses all packaging material as a cost of sale at the time of purchase. For the six months ended June 30, 2022, the Company had a gross profit of $103 compared to a gross loss of $53,646 for the six months ended June 30, 2021.

General and Administrative Expense: General and administrative expenses for the six months ended June 30, 2022, increased by $57,536, to $226,354 as compared to $168,818 for the six months ended June 30, 2021. The increase is due to a general increase in activity as our production facility has been completely built out and we have started production.

Payroll and Related: Payroll and related increased by $82,928 to $209,112 for the six months ended June 30, 2022 from $126,184 for the six months ended June 30, 2021.

Professional Fees: Professional fees decreased to $23,900 from $175,015 for the six months ended June 30, 2022. The decrease is due to a decrease in costs associated with making the Company compliant with its reporting responsibilities in prior years.

Stock option expense: Stock option expense was $0 for the six months ended June 30, 2022 compared to $1,065,390 for the six months ended June 30, 2021.

Gain on forgiveness of PPP Loan: The Company applied for and received forgiveness on its two SBA PPP loans in the amount of $143,485 for the six months ended June 30, 2021. Having no further PPP loans, the amount was $0 for the six months ended June 30, 2022.

Depreciation expense: Depreciation expense was $40,840 for the six months ended June 30, 2022 compared to a depreciation expense of $72,596 for the six months ended June 30, 2021.

Interest Expense: Interest expense for the six months ended June 30, 2022 was $12,675 an increase of $577 from the interest expense of $12,098 in the six months ended June 30, 2021.

Net Loss: As a result of the foregoing, we realized a net loss of $512,777 in the six months ended June 30, 2022 compared to a net loss of $1,530,261 for the six months ended June 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have raised capital through the public and private sale of debt and equity and funding from collaborative arrangements. At June 30, 2022, we had cash of $8,981 and a negative working capital of $1,461,912.

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

Item 4. Controls And Procedures

As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022.

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

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company sold 3,111,111 shares with net proceeds of $65,000 through private placements during the six months ended June 30, 2022. The shares have not been issued as of June 30, 2022.

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

Date: August 12, 2022

REAL BRANDS, INC.

By: /s/ Thom Kidrin
President and CEO

By: /s/ Christopher Ryan
Chief Financial Officer

