Form 10-Q
period 2022-09-30
Real Brands, Inc.
filed 2022-11-18
CIK 1084133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2022

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

As of November 17, 2022, 2,681,990,226 shares of the Issuer's Common Stock were outstanding.

REAL BRANDS, INC. AND SUBSIDIARIES

For the Nine Months Ended September 30, 2022 and 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

REAL BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

	Unaudited	Audited
	30-Sept-22	31-Dec-21
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,319	$197,255
Accounts receivables	—	898
Total current assets	8,319	198,153

Deposits	530	530
Property and equipment - net of depreciation	1,178,352	1,239,809
TOTAL ASSETS	$1,187,201	$1,438,492

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$567,247	$513,065
Accrued expenses related party	614,154	402,347
Loan payable	75,000	—
Loan payable related party	253,605	133,605
Convertible note payable related party	200,000	200,000
Notes payable	—	7,250
Contingent liabilities	—	45,625
TOTAL CURRENT LIABILITIES	1,710,006	1,301,892

LONG TERM LIABILITIES
Mortgage payable	131,364	148,551
Total Long Term Liabilities	131,364	148,551

TOTAL LIABILITIES	1,841,370	1,450,443

STOCKHOLDERS’ (DEFICIT):
Series A Preferred stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding as of September 30, 2022, 1,000,000 issued and outstanding as of December 31, 2021, respectively.	—	1,000
Common stock, $.001 par value; 3,998,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 2,680,640,226 shares issued and outstanding as of September 30, 2022 and 2,677,529,115 shares issued and outstanding as of December 31, 2021, respectively.	2,680,640	2,677,529
Common stock subscribed, 6,806,011 and 3,694,900 shares at September 30, 2022 and December 31, 2021, respectively.	96,403	96,403
Additional paid-in capital	9,004,822	8,881,728
Accumulated deficit	(12,436,034)	(11,668,611)

TOTAL STOCKHOLDERS’ DEFICIT	(654,169)	(11,951)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,187,201	$1,438,492

See the accompanying notes to these unaudited condensed consolidated financial statements.

REAL BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2022 and 2021

	Unaudited				Unaudited
	Nine Months Ended September 30				Three Months Ended September 30
	2022		2021		2022		2021
REVENUE:
Revenues		$8,434		$4,035		$824		$2,490
Total revenue		8,434		4,035		824		2,490
Cost of goods sold		7,507		69,375		—		14,184
Gross profit (loss)		927		(65,340)		824		(11,694)

OPERATING EXPENSES:
General and administrative		280,862		256,221		54,509		87,403
Professional fees		89,400		237,438		65,500		62,423
Payroll and related		315,686		227,220		106,574		101,036
Stock option expense		—		1,065,390		—		—
Total operating expenses		685,948		1,786,269		226,583		250,862

Operating loss		(685,021)		(1,851,609)		(225,759)		(262,556)

OTHER INCOME (EXPENSES):
Forgiveness of PPP debt		—		143,485		—		—
Depreciation expense		(61,458)		(108,895)		(20,618)		(36,299)
Interest expense		(20,945)		(18,225)		(8,271)		(6,128)
Total other (expenses) income		(82,403)		16,365		(28,890)		(42,427)

LOSS FROM OPERATIONS		(767,424)		(1,835,244)		(254,649)		(304,983)

PROVISION FOR INCOME TAXES		—		—		—		—

NET LOSS		$(767,424)		$(1,835,244)		$(254,649)		$(304,983)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$	**	$	**	$	**	$	**

WEIGHTED AVERAGE SHARES OUTSTANDING		2,677,563,303		2,520,041,556		2,677,630,564		2,632,553,898

** Less than $0.01 per share

See the accompanying notes to these unaudited condensed consolidated financial statements.

REAL BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2022

	Preferred Stock				Common	Additional
	Series A		Common Stock		Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	TOTAL
Balance December 31, 2020	1,000,000	1,000	2,358,780,396	2,358,780	414,679	6,794,057	(8,872,840)	695,676

Issuance for reverse merger	—	—	164,680,119	164,680	(164,680)	—	—	—
Issuance of common stock for cash	—	—	93,379,350	93,379	(149,999)	991,620	—	935,000
Cashless exercise of stock options	—	—	55,093,631	55,094	—	(55,094)	—
Stock options granted pursuant to the agreements	—	—	—	—	—	1,065,390	—	1,065,390
Net loss for the nine months ended September 30, 2021	—	—	—	—	—	—	(1,835,244)	(1,835,244)

Balance September 30, 2021	1,000,000	1,000	2,671,933,496	2,671,933	100,000	8,795,973	(10,708,084)	860,822

Balance December 31, 2021	1,000,000	1,000	2,677,529,115	2,677,529	96,403	8,881,728	(11,668,611)	(11,951)

Sale of IP	(1,000,000)	(1,000)	—	—	—	61,205	—	60,205
Issuance of common stock for cash	—	—	3,111,111	3,111	—	61,889	—	65,000
Net loss for the nine months ended September 30, 2022	—	—	—	—	—	—	(767,424)	(767,424)

Balance September 30, 2022	—	—	2,680,640,226	2,680,640	96,403	9,004,822	(12,436,034)	(654,169)

See the accompanying notes to these condensed unaudited consolidated financial statements.

REAL BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 and 2021

	Unaudited	Unaudited
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(767,424)	$(1,835,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of PPP loan	—	(143,485)
Option expense	—	1,065,390
Depreciation expense	61,458	108,895
Changes in operating assets and liabilities:
Accounts receivable	898	(375)
Inventory	—	39,450
Accounts payable and accrued expenses	258,763	328,532
Loan payable	75,000	—
Loan payable related party	120,000	—
Contingency liabilities	(45,625)	—
Net cash used in operating activities	(296,931)	(436,837)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(381,886)
Net cash provided by (used in) investing activities	—	(381,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Disposal of loans payable for IP	60,205	—
Repayment of mortgage payable	(17,187)	(16,391)
Proceeds from sale of common stock	65,000	935,000
Net cash provided by financing activities	$108,018	$918,609

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(188,936)	$99,882

CASH AND CASH EQUIVALENTS, beginning of period	$197,255	$247,892

CASH AND CASH EQUIVALENTS, end of period	$8,319	$347,774

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,681	$6,415
Cash paid for income taxes	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
PPP forgiven	$—	$143,485

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

Going concern

The ability of the Company to obtain necessary financing to build its sales, brand, marketing and distribution and fund ongoing operating expenses is uncertain. The ability of the Company to generate sales revenue to offset the expenses and obtain profitability is uncertain. The Company had a net loss of $767,424 and $1,835,244 for the nine months ended September 30, 2022 and 2021, respectively. These material uncertainties cast doubt on the Company’s ability to continue as a going concern. In the event the Company’s revenues do not significantly increase, the Company will require additional financing or equity from time to time, which it intends to obtain through the issuance of common shares, debt, bonds, grants and other financial instruments. While the Company has been successful in raising funds through the issuance of common shares and obtaining debt in the past, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be available on acceptable terms and while the Company believes that its revenues will increase it does not currently expect them to generate sufficient cash in the immediate future.

Liquidity

As of September 30, 2022, the Company had cash and cash equivalents of a $8,319 as compared to $197,255 as of December 31, 2021, representing a decrease of $188,936. As of September 30, 2022, the Company had a working capital deficit of $1,701,687 as compared to a working capital deficit of $1,103,739 as of December 31, 2021, representing an increase in the deficit of $597,948. Plans with respect to its liquidity management include the following:

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) under the accrual basis of accounting. These financial statements are presented in U.S. dollars and are prepared on a historical cost basis, except for certain financial instruments which are carried at fair value. The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2021, in the Form 10-K filed on April 6, 2022. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the condensed consolidated financial statements which would substantially duplicate the disclosures contained in the Form 10-K have been omitted.

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

Property and Equipment

On February 15, 2020 the Company purchased DePetrillo Real Estate Holdings, LLC, a Rhode Island Limited Liability Company having as it’s only asset the building at 12 Humbert Street in North Providence Rhode Island. The building is the Company’s headquarters and a hemp processing facility. The purchase price of the building was 2 million shares of CASH common stock, $25,000 in cash and the assumption of the mortgage which at the time was $189,916. The prior owner agreed to put the $25,000 payment into building improvements. The building and land were appraised at $475,000. The land alone was appraised at $23,750 and the building is appraised at $451,250. The building improvements are being depreciated over 15 years on a straight-line basis starting October 1, 2021, the date building improvements were completed. Depreciation expense on the building for the nine months ended September 30, 2022 was $22,167.

Building improvements is being depreciated over 15 years commencing from the completion of the work, October 1, 2021. Depreciation expense on building improvements for the nine months ended September 30, 2022 was $39,291.

Total depreciation expense for the three months ended September 30, 2022, was $20,618. Expenditures for repairs and maintenance are expensed as incurred.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises that are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the nine months ended September 30, 2022, and 2021, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The Company had 154,518,887 and 29,752,495 potentially dilutive options and convertible securities, respectively, that have been excluded from the computation of diluted weighted-average shares outstanding as of September 30, 2022. The Company had 182,524,275 and 400,000 potentially dilutive options and convertible securities that have been excluded from the computation of diluted weighted-average shares outstanding as of September 30, 2021, as they would be anti-dilutive.

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

The Company records its derivative activities at fair value. As of September 30, 2022, no derivative liabilities are recorded.

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

NOTE 3. ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

At September 30, 2022 the Company has $0 in accounts receivables. The Company did not have an allowance for doubtful accounts at September 30, 2022. The Company does not accrue interest receivable on past due accounts receivable.

At December 31, 2021 the Company has $898 in accounts receivables. The Company did not have an allowance for doubtful accounts at December 31, 2021.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment is comprised of a building, land, building improvements and furniture and equipment.

The building and land were appraised at $475,000. The building is being depreciated over 15 years on a straight-line basis starting October 1, 2021, the date the building improvements were completed on the building. Depreciation expense on the building for the nine months ended September 30, 2022 was $22,167.

Building improvements is being depreciated over 15 years commencing from the completion of the work, October 1, 2021. Depreciation expense on building improvements for the nine months ended September 30, 2022 was $39,291.

Total depreciation expense for the nine months ended September 30, 2022, was $61,458. Expenditures for repairs and maintenance are expensed as incurred.

	September 30,	December 31,
	2022	2021

Building	$475,000	$475,000
Building Improvements	785,823	785,823
Gross fixed assets	1,260,823	1,260,823
Less: Accumulated Depreciation	(82,472)	(21,014)
Less: Impairments	—	—
Net Fixed Assets	$1,178,352	$1,239,809

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

NOTE 6. ACCRUED EXPENSES – RELATED PARTY

At September 30, 2022, accrued expenses related parties was $614,154.

At September 30, 2022, the Company owed its CEO, Thom Kidrin, $373,558 in accrued salary and $25,481 in accrued interest on a loan with principal balance of $253,605 and an additional $42,156 in accrued interest on a note from Worlds Inc., with a principal balance of $200,000. In addition, the Company owed $165,000 to its CFO, Chris Ryan, and $7,000 to Dr. Rammal. The balance, $959, is accrued payroll at September 30, 2022.

NOTE 7. NOTES PAYABLE AND MORTGAGES PAYABLE

On January 20, 2022, the Company entered into a purchase agreement with its former CEO Jerome Pearring in which the Company sold certain trademarks and its subsidiary Real brands Venture Group Inc. to Mr. Pearring and Mr. Pearring assumed certain notes and contingent liabilities and returned his Series A Preferred stock.

In May 2022, the Company borrowed $25,000 from Providence Capital. In July and August 2022, the Company borrowed an additional $50,000. The Company is accruing interest on the loan at 7%. Accrued interest on the loan at September 30, 2022 is $1,334.

As of September 30, 2022, the following mortgage was outstanding:

Mortgage payable
2022	$5,735
2023	$23,901
2024	$25,436
2025	$27,106
2026	$28,866
Thereafter	$18,417
$129,460

Interest expense related to the mortgage payable amounted to $5,681 for the nine months ended September 30, 2022.

NOTE 8. LOAN PAYABLE – RELATED PARTY

A loan was provided by the CEO, Thom Kidrin, at an interest rate of 7%. The loan balance at September 30, 2022 was $253,605 with accrued interest of $25,481.

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

As of September 30, 2022, the Company incurred $42,156 in interest expense on the convertible note.

NOTE 10. STOCKHOLDER’S EQUITY

Common Stock

The Company sold 3,111,111 shares with net proceeds of $65,000 through private placements during the nine months ended September 30, 2022.

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

As of September 30, 2022, the Company had 2,680,640,226 shares of its common stock outstanding.

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

NOTE 11. STOCK OPTIONS

The Company has outstanding the following stock options as of September 30, 2022.

	Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years
Outstanding
	$0.011	4,000,000	2.75
	$0.0267	12,287,256	1.75
	$0.0267	92,154,421	3.25
	$0.0267	46,077,210	3.33
Total		154,518,887
Exercisable
	$0.011	4,000,000	2.75
	$0.0267	12,287,256	1.75
	$0.0267	92,154,421	3.25
	$0.0267	46,077,210	3.33
Total		154,518,887

No stock options were granted during the nine months ended September 30, 2022. All outstanding stock options are fully vested at September 30, 2022.

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

NOTE 13. CONTINGENT LIABILITIES

During the nine months ended September 30, 2022, the contingent liability to TBG Holdings was transferred to Jerome Pearring, the former CEO of the Company as part of the purchase agreement that transferred certain trademarks and its subsidiary Real brands Venture Group Inc. to Mr. Pearring and Mr. Pearring assumed certain notes and this contingent liability and returned to the Company his Series A Preferred stock.

NOTE 14.  SUBSEQUENT EVENTS

The Company has signed a definitive agreement for the acquisition of substantially all the assets of Boulder Botanical & Biosciences Laboratories, Inc. (Boulder Botanical), a manufacturer of white-label and private-label wellness and sports medicine herbal supplements and CBD products, from Frankens Investment Fund, LLC, which had acquired Boulder Botanical in April 2022. The acquisition will include Boulder Botanical’s brands for human and pet markets, IP, and distribution at the 27,000 sq. ft. R&D and production facility in Golden, Colorado.

On October 6, 2022 an action (the “Action”) was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, by Rodney A. Hamilton, Sr., as Trustee of the Rodney A. Hamilton Living Trust, a California Trust, against, along with another defendant, the Company, The complaint in the Action alleges, inter alia, breach of contract with respect to certain trademarks and seeks monetary damages to be determined at trial but at least $75,000. Inasmuch as the Action is still in its infancy, the Company cannot express any opinion as to its ultimate resolution, but the Company believes that the claims are without merit and intends to vigorously defend the matter.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2022 compared to three months ended September 30, 2021

Sales Revenue, Cost of Sales and Gross Loss: Revenues from the sale of our products for the three months ended September 30, 2022 and 2021 were $824 and $2,490, respectively. Sales have been to local retailers where the company has an existing relationship. There has been no sales activity by the Company during the year and as a result the sales are less than last year. Revenues in 2022 were generated from the sale of our tinctures.

Costs of sales was $0 in the three months ended September 30, 2022 and $14,184 in the three months ended September 30, 2021. The Company expenses all packaging material as a cost of sale at the time of purchase. For the three months ended September 30, 2022, the Company had gross income of $824 compared to a gross loss of $11,694 for the three months ended September 30, 2021.

General and Administrative Expense: General and administrative expenses for the three months ended September 30, 2022, decreased by $32,894, to $54,509 as compared to $87,403 for the three months ended September 30, 2021. The decrease is due to a general decrease in activity. Even though our production facility has been completely built out we have not started production and operations at our facility.

Payroll and Related: Payroll and related increased by $5,538 to $106,574 for the three months ended September 30, 2022 from $101,036 for the three months ended September 30, 2021. The small increase is due to a slight increase in activity but our production facility is not at a point where production and operations can be ramped up again.

Professional Fees: Professional fees increased to $65,500 for the three months ended September 30, 2022 compared to $62,423 for the three months ended September 30, 2021.

Depreciation expense: Depreciation expense was $20,618 for the three months ended September 30, 2022 compared to a depreciation expense of $36,299 for the three months ended September 30, 2021.

Interest Expense: Interest expense for the three months ended September 30, 2022 was $8,271 compared to interest expense of $6,128 in the three months ended September 30, 2021.

Net Loss: As a result of the foregoing, we realized a net loss of $254,649 in the three months ended September 30, 2022 compared to a net loss of $304,983 for the three months ended September 30, 2021.

There was no income tax benefit recorded for the years ended December 31, 2021 or 2020, due to recurring net operating losses.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Sales Revenue, Cost of Sales and Gross Loss: Revenues from the sale of our products for the nine months ended September 30, 2022 and 2021 were $8,434 and $4,035, respectively. Revenues in 2022 were generated from the sale of our tinctures.

Costs of sales was $7,507 in the nine months ended September 30, 2022 and $69,375 in the nine months ended September 30, 2020. The Company expenses all packaging material as a cost of sale at the time of purchase. For the nine months ended September 30, 2022, the Company had a gross profit of $927 compared to a gross profit of $65,340 for the nine months ended September 30, 2021.

General and Administrative Expense: General and administrative expenses for the nine months ended September 30, 2022, increased by $24,641, to $280,862 as compared to $256,221 for the nine months ended September 30, 2021. The increase is due to a general increase in activity at our facility and establishing relationships with business partners.

Payroll and Related: Payroll and related increased by $88,466 to $315,686 for the nine months ended September 30, 2022 from $227,220 for the nine months ended September 30, 2021. The Company hired an additional employee to manage the Company’s Phaze hemp-infused sports wellness line.

Professional Fees: Professional fees decreased to $89,400 from $237,438 for the nine months ended September 30, 2022. The decrease is due to extra costs in 2021 associated with making the Company compliant in its reporting responsibilities and costs related to the merger of the Companies.

Stock option expense: Stock option expense was $0 for the nine months ended September 30, 2022 compared to $1,065,390 for the nine months ended September 30, 2021.

Gain on forgiveness of PPP Loan: The Company applied for and received forgiveness on its two SBA PPP loans in the aggregate amount of $143,485 for the nine months ended September 30, 2021 Having no further PPP loans, the amount was $0 for the nine months ended September 30, 2022.

Depreciation expense: Depreciation expense was $61,458 for the nine months ended September 30, 2022 compared to a depreciation expense of $108,894 for the nine months ended September 30, 2021.

Interest Expense: Interest expense for the nine months ended September 30, 2022 was $20,945 an increase of $2,720 from the interest expense of $18,225 in the nine months ended September 30, 2021.

Net Loss: As a result of the foregoing, we realized a net loss of $767,424 in the nine months ended September 30, 2022 compared to a net loss of $1,835,244 for the nine months ended September 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have raised capital through the public and private sale of debt and equity and funding from collaborative arrangements. At September 30, 2022, we had cash of $8,319 and a negative working capital of $1,701,687.

We will be required to raise additional funds through public or private financing, increased sales, additional collaborative relationships or other arrangements. We cannot be certain that our existing and available capital resources will be sufficient to satisfy our funding requirements through 2022. We are evaluating various options to raise additional funds, including new equity and loans and no assurance can be given that we will be successful.

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

Item 4. Controls And Procedures

As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None. See Note 14, Subsequent Events, to the attached financial statements.

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

The above notwithstanding, we are mindful of the COVID-19 pandemic sweeping the world in general and in particular the United States. Inasmuch as our business model does not rely on sales of a product or services or consumer access thereto, we do not believe that we will be negatively impacted by the pandemic and the economic havoc it is wreaking on the economies of the United States and the world.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company sold 3,111,111 shares with net proceeds of $65,000 through private placements during the nine months ended September 30, 2022. The proceeds were used to pay for recurring business expenses.

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

Date: November 18, 2022

REAL BRANDS, INC.

By: /s/ Thom Kidrin
President and CEO

By: /s/ Christopher Ryan
Chief Financial Officer

