Form 10-K
period 2022-12-31
Real Brands, Inc.
filed 2023-04-28
CIK 1084133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked closing price of such common equity, as of June 30, 2022 (closing price was $0.019) was approximately $51,122,164.

As of April 27, 2023, 2,690,640,226 shares of the Issuer's Common Stock were outstanding.

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

PART I

ITEM 1. BUSINESS.

General

Real Brands Inc. (“RLBD”, “Real Brands”, or the “Company”) is a publicly traded, vertically integrated, early entrant (2017) in the hemp-derived cannabinol (“CBD”) market that specializes in hemp CBD oil/isolate extraction, wholesaling of CBD oils and isolate, manufacturing, production and sales of hemp-derived CBD consumer, celebrity brands, and white label products. Real Brands is listed in the Over the Counter Pink Sheets (“OTCPK”) under the symbol “RLBD”.

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

Recent developments

On September 27, 2022, we announced that Real Brands had signed the definitive agreement for the acquisition of substantially all the assets of Boulder Botanical & Biosciences Laboratories, Inc. (“Boulder Botanical”), a manufacturer of white-label and private-label wellness and sports medicine herbal supplements and CBD products, from Frankens Investment Fund, LLC (“Frankens”), which had acquired Boulder Botanical in April 2022. The acquisition would have included Boulder Botanical’s brands for human and pet markets, IP, and distribution at the 27,000 sq. ft. R&D and production facility in Golden, Colorado. The value of the transaction was $12 million, with a $1 million operating capital commitment. Boulder Botanical would have retained its name and operated as a division of Real Brands.

Due to the failure by Frankens to meet a condition subsequent the transaction did not close and the Company considers the transaction to be terminated.

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
4

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

The Hemp Industry

The CBD and hemp market in the US has grown at an exponential rate in recent years, largely due to the passage of the 2018 Farm Bill, which legalized hemp production in the United States. According to a report by BDS Analytics and Arcview Market Research, the US CBD market is estimated to reach $20 billion by 2024, with a CAGR of 49% from 2019 to 2024.

The market is segmented into various categories of products, including oils, tinctures, capsules, topicals, edibles, and pet products. The largest category is oils and tinctures, accounting for 44% of the market share in 2020, followed by topicals (26%) and edibles (19%). CBD-infused pet products are also growing in popularity, with sales estimated to reach $1.7 billion by 2025.

One factor driving the growth of the market is the increasing consumer interest in natural and alternative health remedies. According to a survey conducted by the National Center for Complementary and Integrative Health, nearly one-third of Americans use natural products, including CBD, for their health and wellness needs. Another survey by Consumer Reports found that 64% of Americans who have tried CBD reported that it was effective in treating various health conditions, including pain, anxiety, and sleep disorders.

Despite the regulatory uncertainty surrounding the use of CBD in food and dietary supplements, the market has continued to expand. A survey conducted by the Grocery Manufacturers Association found that 71% of US consumers are open to using CBD-infused food and beverage products, and the market for CBD-infused beverages is projected to reach $1.4 billion by 2023.

As the market continues to grow, there has been an influx of new companies entering the space, ranging from large corporations to small startups. The competition is fierce, with companies investing heavily in research and development to create innovative products and differentiate themselves from their competitors. However, the market remains highly fragmented, with many products of varying quality and efficacy, making it challenging for consumers to navigate.

Overall, the CBD and hemp market in the US is a rapidly growing industry with significant potential for continued expansion. As more research is conducted and regulations are established, we believe it is likely that the market will become more standardized and regulated, leading to increased consumer confidence and demand. However, the industry is also likely to face challenges as it matures, including increased competition and potential regulatory hurdles.

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

Employees

As of December 31, 2022, we had three full time employees.

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

On October 22, 2013, the Company changed its name to Real Brands, Inc. The Financial Industry Regulatory Authority (“FINRA”) approved Real Brands’ corporate actions regarding its name change and its new stock symbol request and approved Real Brands’ 150:1 Reverse Stock Split. The new symbol was designated as GBVSD. On November 19, 2013, the ticker symbol changed to RLBD.  In August 2014 the Company filed a Form 15 with the US Securities and Exchange Commission (“SEC”) terminating the registration of its securities.

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

In June 2021 the Company filed a Form 10 with the SEC to register its securities and become a public reporting company.

In March 2023 the Company submitted a Company Related Action Notification Form notifying FINRA of its intention to implement a reverse stock split of its common stock in the ratio of 1:20. FINRA has responded with comments and it is unclear at this time when the Company will be able to implement said reverse split.

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks, including but not limited to those set forth below. Our operations and performance could also be subject to risks that do not exist as of the date of this report but emerge thereafter as well as risks that we do not currently deem material.

General Risks

We face risks related to health epidemics and other widespread outbreaks of contagious disease, which could significantly disrupt our sales and supply chain and impact our operating results.

Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results. In December 2019, a strain of novel coronavirus (COVID-19) causing respiratory illness and death emerged in the city of Wuhan in the Hubei province of China. The coronavirus was declared a global pandemic by the World Health Organization and spread throughout the world, including the United States, resulting in emergency measures such as travel bans, closure of retail stores, and restrictions on gatherings of more than a maximum number of people. Included in these emergency measures is the mandated full or partial closure of retail establishments across the United States. These retail establishments represent a significant portion of our target customer base and their continued closure and/or operation with capacity limits would likely continue to have a detrimental effect on our business.

We believe the risks associated with COVID-19 have significantly diminished during the year ended December 31, 2022. However, the risk of future contagious disease outbreaks remains a significant risk factor for us which could result in economic turmoil. Should a recession occur, either as a result of a pandemic, lack of stability, armed conflicts in various countries or for any other reason, we can expect that our sales, net income and cash flows will be negatively impacted.

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

We operate in the competitive, highly fragmented hemp and CBD and related products markets. We compete with many firms with no single company maintaining a significant share of the market. Some of our competitors have greater resources than those available to us and such resources may enable them to aggressively compete with us. We must compete with these firms to maintain existing customer relationships and to obtain new customers. If existing or new companies acquire one of our existing competitors or form an exclusive relationship with one or several of our competitors, our ability to compete effectively could be significantly compromised and our results of operations could be harmed. Any of the factors described above could make it more difficult for us to acquire new customers or products and could result in increased pricing pressure, increased sales and marketing expenses or the loss of market share, and could have a material adverse effect on our business, results of operations or financial condition.

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

As is commonplace in our industry, we may employ individuals who were previously employed at other companies with whom we compete. Although no claims against us are currently pending, we may be subject in the future to claims that our employees or prospective employees are subject to a continuing obligation to their former employers (such as non-competition or non-solicitation obligations) or claims that our employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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

The market price of our common stock can experience high levels of volatility. Following the effectiveness of this registration, the market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control and may not be related to our operating performance, including:

•	announcements of new advertising campaigns, client relationships, acquisitions or other events by us or our competitors;

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market price and trading volume of hemp/cannabis companies in general;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes or fluctuations in our results of operations;

•	whether our results of operations meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	litigation involving us, our industry, or both;

•	regulatory developments in the industry in general and in the specific regions in which we operate;

•	general economic conditions and trends, including inflation, whether from acts of terror, international war or conflicts, or otherwise;

•	major catastrophic events, including specifically weather related as it impacts agricultural products and health related resulting from the consequences of a pandemic;

•	lock-up releases or sales of large blocks of our common stock;

•	departures of key employees; or

•	an adverse impact on the company from any of the other risks cited herein.

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

If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our products as a result the risks described in this “Risk Factors” section or otherwise in our publicly filed reports, we may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. We may also consider raising additional capital in the future to expand our business, pursue strategic investments, take advantage of financing opportunities, or other reasons. Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity and other operating restrictions that could adversely affect our ability to conduct our business and pursue acquisitions. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. If we do not have, or are not able to obtain, sufficient funds, we may have to delay strategic opportunities, investments or projects. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay, reduce the scope of, or eliminate some or all of our creative work. Any of these actions could have a material adverse effect on our business, results of operations or financial condition.

Insiders have substantial control over our company which could limit your ability to influence the outcome of key decisions, including a change of control.

Our common stock has one vote per share. Insiders, including our executive officers, employees, and directors and their affiliates, together hold approximately 40% of the voting power of our outstanding capital stock. As a result, our insiders will control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as their ownership of our common stock is at least 50%. This concentrated control limits minority holders’ ability to influence corporate matters for the foreseeable future. Insider stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ minority holders and they may vote in a manner that is adverse to minority holders interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive minority stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock.

The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we will be subject to the reporting requirements of the Exchange Act (the “Exchange Act”) and will be required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the OTC, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. Significant resources and management oversight will be required to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could harm our business, results of operations or financial condition. We expect to, but have not yet, hired additional employees to comply with these requirements and we may need to hire even more employees in the future than we currently anticipate, which will increase our costs and expenses. In addition, after we no longer qualify as a “smaller reporting company,” we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting. We expect to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We also expect to improve our internal control over financial reporting. We anticipate that we will expend significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed, on the OTC.

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

ITEM 4. MINE SAFETY DISCLOSURES.

N/A

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common shares currently trade on the OTCPK under the symbol RLBD. On February 8, 2023, we had 2,690,640,226 shares of our common stock outstanding. In addition, we have granted an aggregate of

150,518,887 options exercisable at a price of $0.0267 per share, an aggregate of 4,000,000 options exercisable at a price of $0.011 per share and there are 30,192,079 shares underlying a convertible note.

The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock on this exchange. OTC market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year Ended December 31, 2022:	High	Low
First quarter	$0.05	$0.025
Second quarter	$0.0325	$0.016
Third quarter	$0.095	$0.02
Fourth quarter	$0.0115	$0.008

Year Ended December 31, 2021:	High	Low
First quarter	$0.205	$0.041
Second quarter	$0.15	$0.059
Third quarter	$0.095	$0.05
Fourth quarter	$0.0575	$0.0325

Holders

As of December 31, 2022, we had 555 shareholders of record of our common stock and an unknown, but assumed to be significant, number of additional holders in “street name”.

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

Recent Sales of Unregistered Securities

The Company sold 13,111,111 shares with net proceeds of $165,000 through private placements during the year ended December 31, 2022. The proceeds were used to pay for recurring business expenses.

All of the issuances were exempt pursuant to Rule 506 inasmuch as the shares were only sold to “accredited investors” in private placements without advertising or the payment of any commissions. Accordingly, the stock certificates representing these shares carry legends indicating that the shares have not been registered and may not be traded until registered or otherwise exempt.

As of December 31, 2022, the Company had 2,690,640,226 shares of its common stock outstanding.

Company Equity Compensation Plans

The following table sets forth information as of December 31, 2022 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by stockholders	—	—	—

Equity compensation plans not approved by stockholders	184,710,966	$0.0235	415,289,034

Total	184,710,966	$0.0235	415,289,034

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

Property and Equipment

On February 15, 2020 the Company purchased DePetrillo Real Estate Holdings, LLC, a Rhode Island Limited Liability Company having as its only asset the building at 12 Humbert Street in North Providence Rhode Island. The building is the Company’s headquarters and a hemp processing facility. The purchase price of the building was 2 million shares of CASH common stock, $25,000 in cash and the assumption of the mortgage which at the time was $189,916. The prior owner agreed to put the $25,000 payment into building improvements. The building and land were appraised at $475,000. The building is being depreciated over 15 years on a straight-line basis starting October 1, 2021. Depreciation expense on the building for the year ended December 31, 2022 was $29,687.

The Company made $785,823 in building improvements since purchasing the building. Building improvements is being depreciated over 15 years commencing from the completion of the work, October 1, 2021. Depreciation expense on building improvements for the year ended December 31, 2022 was $52,388.

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of five years. On December 31, 2021 the Company wrote down the value of the equipment to $0 because the equipment had been sitting idle for over a year resulting in a loss on disposal of assets of $385,989. The furniture and equipment and related accumulated depreciation were removed from the books as of December 31, 2021. Total depreciation expense for the year ended December 31, 2022 was $82,706. Expenditures for repairs and maintenance are expensed as incurred.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises that are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the year ended December 31, 2022 and 2021, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The Company had 154,518,887 and 30,192,079 potentially dilutive options and convertible securities, respectively, that have been excluded from the computation of diluted weighted-average shares outstanding as of December 31, 2022, and 154,518,887 and 28,443,298 potentially dilutive options and convertible securities, respectively, that have been excluded from the computation of diluted weighted-average shares outstanding as of December 31, 2021, as they would be anti-dilutive.

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

The Company records its derivative activities at fair value. As of December 31, 2022, no derivative liabilities are recorded.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2022.

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

The Company accounts for stock-based compensation for employees and directors in accordance with Accounting Standards Codification 718, Compensation (“ASC 718”) as issued by the FASB. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Under the provisions of ASC 718, stock-based compensation costs are measured at the grant date, based on the fair value of the award, and are recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options is estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718 and, excess tax benefits realized from the exercise of stock-based awards are classified as cash flows from operating activities. All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the condensed consolidated statements of operations. The Company accounts for stock-based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Accounting Standards Update (“ASU”) 2018-07.

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

Subsequent Events

In March 2023, for each of the years 2021, 2022 and 2023, for which no compensation was given to the directors, each non-employee director was granted, as compensation for serving as a director, five-year non-qualified stock options to purchase 6,143,628 shares of the Company’s common stock at an exercise price equal to the last reported trading price of our common stock on the day of grant (i.e. 3/22/23), with the options granted for 2021 and 2022 vesting immediately and the options granted for 2023 to vest on December 31, 2023, provided the director serves for at least six months, following the date of grant. In addition to these option grants, each director shall receive an additional 500,000 options to vest on December 31, 2023, provided the director serves for at least six months, following the date of grant. Total options granted to Directors was 94,654,420 at an exercise price of $0.0071.

In March 2023 as consideration for deferring his compensation over the last two years, Thom Kidrin the Chairman and CEO was granted five-year non-qualified stock options to purchase 50,000,000 shares of the Company’s common stock at an exercise price equal to the last reported trading price of our common stock on the date of grant (i.e. 3/22/23) and to vest immediately. Exercise price is $0.0071.

On December 21, 2022, the Company received written notice from the OTC Markets Group (“OTC”) notifying the Company that its common shares, $0.001 par value, closed below $0.01 per share for more than 30 consecutive calendar days and no longer meets the Standards for Continued Eligibility for OTCQB as per the OTCQB Standards, Section 2.3(2), which states that the Company must “maintain proprietary priced quotations published by a Market Maker in OTC Link with a minimum closing bid price of $.01 per share on at least one of the prior thirty consecutive calendar days.” As per Section 4.1 of the OTCQB Standards, the Company was granted a cure period of 90 calendar days during which the minimum closing bid price for the Company’s common stock must be $0.01 or greater for ten consecutive trading days in order to continue trading on the OTCQB marketplace.

This requirement was not met by March 22, 2023, so the Company’s common stock was removed from the OTCQB marketplace.

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any additional recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

Liquidity and Capital Resources

We had limited operations during 2022 due to a lack of funds to purchase inventory and to market our products. We continue to pursue additional sources of capital though we have no current arrangements with respect to, or sources of, additional financing at this time and there can be no assurance that any such financing will become available. We will need to raise additional capital in order to execute on our business plan. We intend on raising additional capital in the short term by selling equity through private placements.

RESULTS OF OPERATIONS

Year ended December 31, 2022 compared to year ended December 31, 2021

Revenue was $11,133 for the year ended December 31, 2022 and $5,546 for the year ended December 31, 2021.  The Company was unable to raise the funds to purchase inventory and execute on its marketing plan during the year. We still need to raise a sufficient amount of capital to provide the resources required that would enable us to execute our business plan.

Cost of goods sold decreased by $255,113 from $262,620 for the year ended December 31, 2021 to $7,507 for the year ended December 31, 2022. The decrease is attributable the Company writing off the value of the old inventory due to lack of movement of the inventory for over one year due to the pandemic in 2021.

General and administrative (G & A) expenses decreased by $219,189 from $471,494 to $252,305 for the year ended December 31, 2022.   The decrease is due to a decrease in activity around the renovation and build out of the new facility and the raising of funds in order to facilitate that process. That was completed in 2021.

Professional fees expenses decreased by $71,986 from $194,556 to $122,570 for the year ended December 31, 2022.   The decrease is due to a decrease in activity in raising funds, the additional expense involved in registering our stock with the SEC and becoming a public reporting company in 2021,and an overall decrease in business activity.

Payroll and related expenses increased by $93,688 to $420,112 from $326,424 for the year ended December 31, 2022. The increase is primarily due to hiring one new person to run the Phaze product line.

For the year ended December 31, 2021, the Company recorded an option expense of $1,065,390. All options were fully vested in 2021 resulting in no option expense in 2022.

For the year ended December 31, 2021, the Company had a forgiveness of PPP debt of $143,485. All of the Company’s PPP debt was forgiven in 2021.

For the year ended December 31, 2022, the Company had interest expense of $32,507. For the year ended December 31, 2021, the Company had interest expense of $33,040.

For the year ended December 31, 2021, the Company recorded a loss on disposal of a assets of $385,989. The Company wrote down the value of the equipment due to there being no use of the equipment for an extended period of time related to the pandemic and renovations to the new facility.

For the year ended December 31, 2021, the Company had a warrant expense of $37,753 for warrants issued to extend the term of the convertible debt. Warrant expense for the year ended December 31, 2022 was $0.

As a result of the foregoing, we had a net loss of $905,944 for the year ended December 31, 2022 compared to a net loss of $2,795,771 for the year ended December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2022, the Company had cash and cash equivalents of a $2,845 as compared to $197,255 as of December 31, 2021, representing a decrease of $194,410. As of December 31, 2022, the Company had a working capital deficit of $1,785,530 as compared to a working capital deficit of $1,103,739 as of December 31, 2021, representing an increase in the deficit of $681,791.

The Company is seeking additional capital in the private and/or public equity markets to continue operations and build inventory, sales, marketing, brand and distribution. The Company is currently evaluating additional equity and debt financing opportunities and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction or consummate a transaction at favorable prices.

Company plans on increased sales of its products in the market. However, there can be no assurances that the sales will increase or that even if they do increase that it will increase sufficiently to generate the necessary cash.

ITEM 8. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Real Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Real Brands, Inc. (the Company) as of December 31, 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the one-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the one-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statement of Real Brands, Inc. as of December 31, 2021 were audited by other auditors whose report dated April 6, 2022 expressed an unqualified opinion on those statements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring net losses and negative cash flows from operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Contents

Going Concern

As discussed in Note 1 to the consolidated financial statements, the Company has recurring net losses and negative cash flows from operations.

Auditing management’s evaluation of a going concern can be a significant judgement given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

To evaluate the appropriateness of the going concern, we examined and evaluated the financial information that was the initial cause along with management’s plans to mitigate going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2023. Firm ID 2738

Houston, TX

April 28, 2023

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

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Plantation, FL

The United States of America

April 6, 2022

Contents

REAL BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2022 AND DECEMBER 31, 2021

	Audited	Audited
	31-Dec-22	31-Dec-21
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,845	$197,255
Accounts receivables	750	898
Total current assets	3,595	198,153

Deposits	530	530
Property and equipment - net of depreciation	1,157,733	1,239,809
TOTAL ASSETS	$1,161,859	$1,438,492

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$476,543	$513,065
Accrued expenses related party	675,349	402,347
Loan payable	75,000	—
Loan payable related party	273,605	133,605
Convertible note payable related party	200,000	200,000
Notes payable	43,003	7,250
Contingent liabilities	45,625	45,625
TOTAL CURRENT LIABILITIES	1,789,125	1,301,892

LONG TERM LIABILITIES
Mortgage payable	125,629	148,551
Total Long Term Liabilities	125,629	148,551

TOTAL LIABILITIES	1,914,754	1,450,443

STOCKHOLDERS’ EQUITY (DEFICIT):
Series A Preferred stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding as of December 31, 2022, 1,000,000 issued and outstanding as of December 31, 2021.	—	1,000
Common stock, $.001 par value; 3,998,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 2,690,640,226 shares issued and outstanding as of December 31, 2022 and 2,677,529,115 shares issued and outstanding as of December 31, 2021.	2,690,640	2,677,529
Common stock subscribed, 6,806,011 shares at December 31, 2022 and December 31, 2021, respectively.	96,403	96,403
Additional paid-in capital	9,034,617	8,881,728
Accumulated deficit	(12,574,555)	(11,668,611)

TOTAL STOCKHOLDERS’ DEFICIT	(752,895)	(11,951)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,161,859	$1,438,492

See the accompanying notes to these audited consolidated financial statements.

Contents

REAL BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2022 and 2021
AUDITED

	2022	2021

REVENUE:
Revenues	$11,133	$5,546
Total revenue	11,133	5,546
Cost of goods sold	7,507	262,620
Gross profit (loss)	3,626	(257,074)

OPERATING EXPENSES:
General and administrative	252,305	471,494
Professional fees	122,570	194,556
Payroll and related	420,112	326,424
Stock option expense	—	1,065,390
Total operating expenses	794,987	2,057,864

Operating loss	791,361	2,314,938

OTHER INCOME (EXPENSES):
Forgiveness of PPP debt	—	143,485
Depreciation expense	(82,076)	(167,536)
Loss on disposal of asset	—	(385,989)
Warrant expense	—	(37,753)
Interest expense	(32,507)	(33,040)
Total other (expenses) income	(114,583)	(480,833)

LOSS FROM OPERATIONS	(905,944)	(2,795,771)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$905,944	$2,795,771

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING	2,680,730,333	2,624,071,816

** Less than $0.01 per share

See the accompanying notes to these audited consolidated financial statements.

Contents

REAL BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2022

	Preferred Stock				Common	Additional
	Series A		Common Stock		Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	TOTAL

Balance December 31, 2020	1,000,000	1,000	2,358,780,396	2,358,780	414,679	6,794,057	(8,872,840)	695,676

Issuance for reverse merger	—	—	164,680,119	164,680	(164,680)	—	—	—
Issuance of common stock for cash	—	—	98,974,969	98,975	(153,595)	1,039,621	—	985,001
Cashless exercise of stock options	—	—	55,093,631	55,094	—	(55,094)	—
Stock options granted pursuant to the agreements	—	—	—	—	—	1,065,390	—	1,065,390
Warrant expense	—	—	—	—	—	37,753	—	37,753
Net loss for the year ended December 31, 2021	—	—	—	—	—	—	(2,795,771)	(2,795,771)

Balance December 31, 2021	1,000,000	1,000	2,677,529,115	2,677,529	96,403	8,881,728	(11,668,611)	(11,951)

Sale of IP	(1,000,000)	(1,000)	—	—	—	1,000	—	0
Issuance of common stock for cash	—	—	3,111,111	13,111	—	151,889	—	165,000
Net loss for the year ended December 31, 2022	—	—	—	—	—	—	(905,944)	(905,944)

Balance December 31, 2022	—	—	2,680,640,226	2,690,640	96,403	9,034,617	(12,574,555)	(752,895)

See the accompanying notes to these audited consolidated financial statements.

Contents

REAL BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021
AUDITED

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(905,944)	$(2,795,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of PPP loan	—	(143,485)
Option expense	—	1,065,390
Warrant expense	—	37,753
Depreciation expense	82,076	167,536
Changes in operating assets and liabilities:
Accounts receivable	148	(721)
Impairment of assets	—	385,989
Inventory	—	230,951
Accounts payable and accrued expenses	292,233	186,696
Net cash used in operating activities	(531,488)	(865,664)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(147,999)
Net cash provided by (used in) investing activities	—	(147,999)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable	75,000	—
Loan payable related party	140,000	—
Repayment of mortgage payable	(22,922)	(21,975)
Principal payments on debt	(20,000)	—
Proceeds from sale of common stock	165,000	985,001
Net cash provided by financing activities	$337,078	$963,026

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(194,410)	$(50,637)

CASH AND CASH EQUIVALENTS, beginning of period	$197,255	$247,892

CASH AND CASH EQUIVALENTS, end of period	$2,845	$197,255

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$7,732	$8,686
Cash paid for income taxes	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of account payable to note payable	$55,753	$—
Cancellation of preferred stock	$1,000	—

See the accompanying notes to these audited consolidated financial statements.

Contents

REAL BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

On October 22, 2013, the Company changed its name to Real Brands, Inc. The Financial Industry Regulatory Authority (“FINRA”) approved Real Brands’ corporate actions regarding its name change and its new stock symbol request and approved Real Brands’ 150:1 Reverse Stock Split. The new symbol was designated as GBVSD. On November 19, 2013, the ticker symbol changed to RLBD. In August 2014 the Company filed a Form 15 with the US Securities and Exchange Commission (“SEC”) terminating the registration of its securities.

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

In June 2021 the Company filed a Form 10 with the SEC to register its securities and become a public reporting company.

In March 2023 the Company submitted a Company Related Action Notification Form notifying FINRA of its intention to implement a reverse stock split of its common stock in the ratio of 1:20. FINRA has responded with comments and it is unclear at this time when the Company will be able to implement said reverse split.

Going concern

The ability of the Company to obtain necessary financing to build its sales, brand, marketing and distribution and fund ongoing operating expenses is uncertain. The ability of the Company to generate sales revenue to offset the expenses and obtain profitability is uncertain. The Company had a net loss as of December 31, 2022 and 2021, of $905,944 and $2,795,771, respectively. These material uncertainties cast doubt on the Company’s ability to continue as a going concern. In the event the Company’s revenues do not significantly increase, the Company will require additional financing from time to time, which it intends to obtain through the issuance of common shares, debt, bonds, grants and other financial instruments. While the Company has been successful in raising funds through the issuance of common shares and obtaining debt in the past, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be available on acceptable terms and while the Company believes that its revenues will increase it does not currently expect them to generate sufficient cash in the immediate future.

Contents

Liquidity

As of December 31, 2022, the Company had cash and cash equivalents of a $2,845 as compared to $197,255 as of December 31, 2021, representing a decrease of $194,410. As of December 31, 2022, the Company had a working capital deficit of $1,785,530 as compared to a working capital deficit of $1,103,739 as of December 31, 2021, representing an increase in the deficit of $681,791.

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

Contents

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

Property and Equipment

On February 15, 2020 the Company purchased DePetrillo Real Estate Holdings, LLC, a Rhode Island Limited Liability Company having as it’s only asset the building at 12 Humbert Street in North Providence Rhode Island. The building is the Company’s headquarters and a hemp processing facility. The purchase price of the building was 2 million shares of CASH common stock, $25,000 in cash and the assumption of the mortgage which at the time was $189,916. The prior owner agreed to put the $25,000 payment into building improvements. The building and land were appraised at $475,000. The building is being depreciated over 15 years on a straight-line basis starting October 1, 2021, the date building improvements were completed. Depreciation expense on the building for the year ended December 31, 2022 was $29,687.

Building improvements is being depreciated over 15 years commencing from the completion of the work, October 1, 2021. Depreciation expense on building improvements for the year ended December 31, 2022 was $52,388.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises that are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the years ended December 31, 2022 and 2021, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

Contents

The Company had 154,518,887 and 30,192,079 potentially dilutive options and convertible securities, respectively, that have been excluded from the computation of diluted weighted-average shares outstanding as of December 31, 2022, and 154,518,887 and 28,443,298 potentially dilutive options and convertible securities, respectively, that have been excluded from the computation of diluted weighted-average shares outstanding as of December 31, 2021, as they would be anti-dilutive.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2022.

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

Contents

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832). The amendments within the update require certain disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The amendments will require disclosure of information about the nature of the transactions and the related accounting policy used to account for the transactions, information regarding the line items within the consolidated financial statements that are affected by the transactions, and significant terms and conditions of the transactions. The amendments in the update will be effective for financial statements issued for annual periods beginning after December 15, 2021, with early adoption permitted. The Company’s adoption of this ASU did not have a material impact on the Company’s consolidated financial statements or results of options.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely

Contents

than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

Subsequent Events

In March 2023, for each of the years 2021, 2022 and 2023, for which no compensation was given to the directors, each non-employee director was granted, as compensation for serving as a director, five-year non-qualified stock options to purchase 6,143,628 shares of the Company’s common stock at an exercise price equal to the last reported trading price of our common stock on the day of grant (i.e. 3/22/23), with the options granted for 2021 and 2022 vesting immediately and the options granted for 2023 to vest on December 31, 2023, provided the director serves for at least six months, following the date of grant. In addition to these option grants, each director shall receive an additional 500,000 options to vest on December 31, 2023, provided the director serves for at least six months, following the date of grant. Total options granted to Directors was 94,654,420 at an exercise price of $0.0071.

In March 2023 as consideration for deferring his compensation over the last two years, Thom Kidrin the Chairman and CEO was granted five-year non-qualified stock options to purchase 50,000,000 shares of the Company’s common stock at an exercise price equal to the last reported trading price of our common stock on the date of grant (i.e. 3/22/23) and to vest immediately. Exercise price is $0.0071.

On December 21, 2022, the Company received written notice from the OTC Markets Group (“OTC”) notifying the Company that its common shares, $0.001 par value, closed below $0.01 per share for more than 30 consecutive calendar days and no longer meets the Standards for Continued Eligibility for OTCQB as per the OTCQB Standards, Section 2.3(2), which states that the Company must “maintain proprietary priced quotations published by a Market Maker in OTC Link with a minimum closing bid price of $.01 per share on at least one of the prior thirty consecutive calendar days.” As per Section 4.1 of the OTCQB Standards, the Company was granted a cure period of 90 calendar days during which the minimum closing bid price for the Company’s common stock must be $0.01 or greater for ten consecutive trading days in order to continue trading on the OTCQB marketplace.

This requirement was not met by March 22, 2023, so the Company’s common stock was removed from the OTCQB marketplace.

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any additional recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

NOTE 3. ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

At December 31, 2022 the Company has $750 in accounts receivables. The Company did not have an allowance for doubtful accounts at December 31, 2022. The balance in the account was received during the first quarter of 2023. The Company does not accrue interest receivable on past due accounts receivable.

Contents

NOTE 4. INVENTORY

At December 31, 2022 the inventory was $0. The inventory had not moved for over a year due to the pandemic and renovations to the facility. As a result, the inventory that was at the facility was written off in 2021. Inventory is comprised of hemp oil in different phases of production to completion of final product. Products include tinctures, creams and lotions. Inventory is valued at cost. No purchases of pre-packaged products or packaging material is included in inventory. Pre-packaged products and packaging materials are expensed as incurred.

NOTE 5. DEPOSITS

The Company has a deposit in the amount of $530 with a utility company.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment is comprised of a building and land, building improvements and furniture and equipment.

The building and land were appraised at $475,000. The building is being depreciated over 15 years on a straight-line basis starting October 1, 2021, the date the building improvements were completed on the building. Depreciation expense on the building for the year ended December 31, 2022 was $29,687.

Building improvements is being depreciated over 15 years commencing from the completion of the work, October 1, 2021. Depreciation expense on building improvements for the year ended December 31, 2022 was $52,388.

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of five years. On December 31, 2021 the Company wrote down the value of the equipment to $0 because the equipment had been sitting idle for over a year. The furniture and equipment and related accumulated depreciation were removed from the books as of December 31, 2021. Expenditures for repairs and maintenance are expensed as incurred.

	December 31,	December 31,
	2022	2021

Building	$475,000	$475,000
Building Improvements	785,823	785,823
Furniture and Equipment	—	752,553
Gross fixed assets	1,260,823	2,013,376
Less: Accumulated Depreciation	103,089	387,578
Less: Impairments	—	385,989
Net Fixed Assets	$1,157,733	$1,239,809

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

	December 31,	December 31,
	2022	2021

Accounts payable	$98,720	$154,758
Accrued expenses	371,935	344,410
Accrued interest	3,621	7,330
Credit cards payable	2,267	6,568
	$476,543	$513,065

NOTE 8. ACCRUED EXPENSES – RELATED PARTY

At December 31, 2022, accrued expenses related parties was $675,349.

Such amount included, to its CEO, Thom Kidrin, $417,308 in accrued salary and $30,308 in accrued interest on a loan with principal balance of $273,605 (see Note 9) and an additional $45,733 in accrued interest on a convertible note from Worlds Inc., with a principal balance of $200,000 (see Note 10). In addition, the Company owed $175,000 to its CFO, Chris Ryan and $7,000 to Dr. Rammal.

NOTE 9. MORTGAGE PAYABLE

As of December 31, 2022, the following mortgage was outstanding:

	Mortgage payable	Accrued interest

Mortgage payable (6.31%)	125,629	—
Total	$125,629	$—

NOTE 10. LOAN PAYABLE – RELATED PARTY

A loan was provided by the CEO, Thom Kidrin, at an interest rate of 7%. The loan balance at December 31, 2022 was $273,605 with accrued interest of $30,308.

Contents

NOTE 11. CONVERTIBLE NOTES PAYABLE - RELATED PARTY

The Company has issued a convertible note payable related party in the amount of $200,000.  The convertible note has a 7% annual interest rate and matured on October 15, 2021. Interest and principal are payable at maturity. The note can be converted at any time and either all or part of the amount due into equity at a price of $0.50 per share. If converted into common stock, the related party would own 1% of Company based upon the current number of shares outstanding. The related party holding the convertible note is Worlds Inc. Messrs. Kidrin, Toboroff and Christos are Directors of Worlds Inc. and Mr. Kidrin is the CEO and Mr. Ryan is the CFO of Worlds Inc. On October 15, 2021, the convertible note was extended to October 15, 2023.  All other terms remain the same.  As consideration for extending the maturity date two years, the Company issued one million warrants to purchase the Company’s stock at a purchase price $0.05 per share.  The Company recorded a warrant expense of $37,753 for the warrants granted with the extension.

As of December 31, 2022, the Company incurred $45,733 in interest expense on the convertible note.

NOTE 13. STOCKHOLDER’S EQUITY

Common Stock

In the third quarter of 2022, the Company sold 3,111,111 shares with net proceeds of $65,000 through private placements. In the fourth quarter of 2022, the Company sold 10,000,000 shares with net proceeds of $100,000 through private placements.

As of December 31, 2022, the Company had 2,690,640,226 shares of its common stock outstanding.

Series A Preferred Stock

On January 20, 2022, the Company entered into a purchase agreement with its former CEO Jerome Pearring in which the Company sold certain trademarks and its subsidiary Real brands Venture Group Inc. to Mr. Pearring and returned to the Company his 1,000,000 shares of Series A Preferred stock for cancellation.

NOTE 14. STOCK OPTIONS

The Company has outstanding the following stock options as of December 31, 2022.

	Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years
Outstanding
	$0.011	4,000,000	2.25
	$0.0267	12,287,256	2.00
	$0.0267	92,154,421	2.75
	$0.0267	46,077,210	2.83
Total		154,518,887
Exercisable
	$0.011	4,000,000	2.25
	$0.0267	12,287,256	2.00
	$0.0267	92,154,421	2.75
	$0.0267	46,077,210	2.83
Total		154,518,887

Contents

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

NOTE 16 - INCOME TAXES

At December 31, 2022, the Company had federal and state net operating loss carry forwards of approximately $5,482,345 that expire in various years through the year 2042.

Due to net operating loss carry forwards and operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2022 and 2021.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

Contents

The Company’s deferred tax asset at December 31, 2022 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $5,482,345 less a valuation allowance in the amount of approximately $5,482,345. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $235,545 for the year ended December 31, 2022 and increased by approximately $287,504 for the year ended December 31, 2021.

The Company’s total deferred tax asset as of December 31, 2022, and 2021 are as follows:

	2022	2021
Net operating loss carry forwards	5,482,345	5,246,800
Valuation allowance	(5,482,345)	(5,246,800)
Net deferred tax asset	—	—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021
Income tax computed at the federal statutory rate	21%	21%
Income tax computed at the state statutory rate	5%	5%
Valuation allowance	(26)%	(26)%
Total deferred tax asset	—	—

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

Contents

NOTE 17.  SUBSEQUENT EVENTS

In March 2023, for each of the years 2021, 2022 and 2023, for which no compensation was given to the directors, each non-employee director was granted, as compensation for serving as a director, five-year non-qualified stock options to purchase 6,143,628 shares of the Company’s common stock at an exercise price equal to the last reported trading price of our common stock on the day of grant (i.e. 3/22/23), with the options granted for 2021 and 2022 vesting immediately and the options granted for 2023 to vest on December 31, 2023, provided the director serves for at least six months, following the date of grant. In addition to these option grants, each director shall receive an additional 500,000 options to vest on December 31, 2023, provided the director serves for at least six months, following the date of grant. Total options granted to Directors was 94,654,420 at an exercise price of $0.0071.

In March 2023 as consideration for deferring his compensation over the last two years, Thom Kidrin the Chairman and CEO was granted five-year non-qualified stock options to purchase 50,000,000 shares of the Company’s common stock at an exercise price equal to the last reported trading price of our common stock on the date of grant (i.e. 3/22/23) and to vest immediately. Exercise price is $0.0071.

On December 21, 2022, the Company received written notice from the OTC Markets Group (“OTC”) notifying the Company that its common shares, $0.001 par value, closed below $0.01 per share for more than 30 consecutive calendar days and no longer meets the Standards for Continued Eligibility for OTCQB as per the OTCQB Standards, Section 2.3(2), which states that the Company must “maintain proprietary priced quotations published by a Market Maker in OTC Link with a minimum closing bid price of $.01 per share on at least one of the prior thirty consecutive calendar days.” As per Section 4.1 of the OTCQB Standards, the Company was granted a cure period of 90 calendar days during which the minimum closing bid price for the Company’s common stock must be $0.01 or greater for ten consecutive trading days in order to continue trading on the OTCQB marketplace.

This requirement was not met by March 22, 2023, so the Company’s common stock was removed from the OTCQB marketplace.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of December 31, 2022, we did not maintain effective controls over the control environment. Due to lack of funds the Company’s account department is currently under staffed.

2.	As of December 31, 2022, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of December 31, 2022, we did not establish a formal written policy for the approval, identification and authorization of related party transactions.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

On December 21, 2022, the Company received written notice from the OTC Markets Group (“OTC”) notifying the Company that its common shares, $0.001 par value, closed below $0.01 per share for more than 30 consecutive calendar days and no longer meets the Standards for Continued Eligibility for OTCQB as per the OTCQB Standards, Section 2.3(2), which states that the Company must “maintain proprietary priced quotations published by a Market Maker in OTC Link with a minimum closing bid price of $.01 per share on at least one of the prior thirty consecutive calendar days.” As per Section 4.1 of the OTCQB Standards, the Company was granted a cure period of 90 calendar days during which the minimum closing bid price for the Company’s common stock must be $0.01 or greater for ten consecutive trading days in order to continue trading on the OTCQB marketplace.

This requirement was not met by March 22, 2023, so the Company’s common stock was removed from the OTCQB marketplace.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of our directors and executive officers. Our directors are elected for a twelve-month term and serve until the next annual meeting of stockholders.  Except for Mr. Kidrin, all of our directors are independent.

Name	Age	Position
Thomas Kidrin	70	President, Chief Executive Officer, Secretary, Treasurer, Director
Christopher J. Ryan	62	Vice President-Finance, Principal Accounting and Chief Financial Officer
James Dobbins	63	Director, Chairman of the Audit Committee
Jeffrey B. Engel	61	Director
Peter N. Christos	65	Director
Leonard Toboroff	88	Director
Frederic Granoff	64	Director

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

James W. Dobbins became a director on October 26, 2020. Mr. Dobbins has over thirty years’ experience working with regulated products, such as cigarettes, other tobacco products, vapor, and CBD’s. He retired in November 2020 as Senior Vice President, General Counsel, and Secretary of Turning Point Brands, Inc. (“TPB”), after a twenty-one year career there, and currently acts as consultant to TPB. In January 2023, he was appointed to the Board of Managers of South Beach Holdings LLC, a company formed out of the TPB’s NewGen businesses.Prior to joining TPB, Mr. Dobbins was in private practice in North Carolina and held various positions in the legal department of Liggett Group, Inc., a major cigarette manufacturer, including, at the time he left that company, Vice President, General Counsel, and Secretary. Mr. Dobbins has also practiced as an outside litigation attorney with Webster & Sheffield, a New York law firm, representing a variety of clients including Liggett Group, Inc. Prior to joining Webster & Sheffield, he served as a law clerk to the Honorable J. Daniel Mahoney, U.S. Circuit Judge for the Second Circuit Court of Appeals. Mr. Dobbins holds a Bachelor of Arts in mathematics and political science from Drew University and a J.D. from Fordham University School of Law.

Jeffrey B. Engel became a director of Real Brands INC. on October 26, 2020. Mr. Engel is also currently a Senior Managing Director (Capital Markets) of Ceros Financial Services (FINRA member Firm) and  a General Partner of Pangea Digital Asset Group. Jeffrey is a longstanding Wall Street professional with 35 years’ experience as a distressed debt portfolio manager (Banco Santander and Standard Bank) and, since 2003, as a senior executive in Credit Sales and Trading (RBC, Stifel, and GMP). Mr. Engel has significant experience as a principal and adviser for capital raising and investing across the capital structure in a wide variety of industries. Mr. Engel began his career in 1988 at Drexel Burnham Lambert as an Associate in their M&A Department in New York. Mr. Engel has a J.D, University of Miami School of Law (’87), and a B.A., Sarah Lawrence College, (’84). He was a Trustee of Sarah Lawrence College 2003-06 and a board member of the Genetic Disease Foundation at Mt. Sinai Hospital, NY since 2006.

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

On October 6, 20212 an action (the “Action”) was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, by Rodney A. Hamilton, Sr., as Trustee of the Rodney A. Hamilton Living Trust, a California Trust, against, along with another defendant, the Company, The complaint in the Action alleges, inter alia, breach of contract with respect to certain trademarks and seeks monetary damages to be determined at trial but at least $75,000. Inasmuch as the Action is still in its infancy, the Company cannot express any opinion as to its ultimate resolution, but the Company believes that the claims are without merit and intends to vigorously defend the matter.

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

The members of our audit committee are James Dobbins (chairperson), Jeffrey B. Engel and Leonard Toberoff. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our board of directors has determined that James Dobbins is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of Nasdaq. Under the rules of the SEC, members of the audit committee must also meet heightened independence standards. Our board of directors has determined that each of Mr. Dobbins, Mr. Engel and Mr. Toberoff are independent under the heightened audit committee independence standards of the SEC and Nasdaq. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2022.   We believe that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of our common stock except that each director did not file one Form 4. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us during the fiscal periods ending December 31, 2022, and 2021, to our chief executive officer, chief financial officer and to our other most highly compensated executive officers whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE (1)(2)
Name and principal position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Securities underlying options (g)	All Other Compensation ($) (i)	Total ($) (j)
Thomas Kidrin President and CEO	2022	$0	(3)			$0			$0	(3)
	2021	$0	(3)			$0			$0	(3)

Chris Ryan, CFO	2022	$0	(4)			$0			$0
	2021	$0	(4)			$0			$0

(1) The above compensation does not include other personal benefits, the total value of which do not exceed $10,000.

(2) Pursuant to the regulations promulgated by the SEC, the table omits columns reserved for types of compensation not applicable to us.

(3) Mr. Kidrin has an employment agreement effective November 26, 2018 with a base annual salary of $175,000.  Mr. Kidrin has deferred his compensation for 2022 and 2021.

(4) Mr. Ryan has deferred his compensation for 2022 and 2021.

Stock Option Grants

The following table sets forth information as of December 31, 2022 concerning unexercised options, unvested stock and equity incentive plan awards the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR-ENDED DECEMBER 31, 2022

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plans Awards: Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date

Thom Kidrin	0	0	0	0	0
Christopher Ryan	0	0	0	0	0

Compensation of Directors

The following table sets forth information concerning the compensation paid to each of our non-employee directors during 2022 for their services rendered as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)

Leonard Toboroff	0	0	0	0	0
Peter Christos	0	0	0	0	0
James Dobbins	0	0	0	0	0
Jeffrey B. Engel	0	0	0	0	0
Frederic Granoff	0	0	0	0	0

(1)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2022 fiscal year for the fair value of stock options granted to the named director in fiscal year 2022, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized from these awards by the named director.

Employment Agreements

Our CEO, Thom Kidrin, is employed pursuant to an employment agreement dated as of November 26, 2018. The employment agreement runs for three years and provides for an annual salary of $175,000 plus bonuses as determined by the Board of Directors. The employment agreement also provides that if his employment is terminated without “cause” or due to his resignation for “good reason” (each, as defined in the employment agreement) he shall be entitled to receive an amount equal to the full value of any base salary still remaining until the end of the term plus an amount equal to 1.5 times the base salary at the time of termination. Notwithstanding the foregoing, if the employment is terminated by the Company after a

Change of Control (as defined in the employment agreement) has occurred, he shall be entitled to receive, upon satisfaction of the certain conditions an amount equal to twice the then base salary. The employment agreements contain customary confidentiality, non-compete and non-solicitation provisions and a “best pay” provision under Section 280G of the Internal Revenue Code, pursuant to which any “parachute payments” that become payable will either be paid in full or reduced so that such payments are not subject to the excise tax under Section 4999 of the Internal Revenue Code. Mr Kidrin’s terms of employment have continued on the same terms as his employment agreement after the original three year term expired.

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

Compensation Committee Interlocks and Insider Participation

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 20, 2023, certain information with respect to the beneficial ownership of Common Stock by (i) each Director, nominee and executive officer of us; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 2,690,640,226 shares of common stock outstanding as of such date.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF MARCH 20, 2023

Name & Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner		% of Class(2)

Thomas Kidrin	510,937,611		19.0%
Christopher Ryan	165,471,440		6.1%
Turning Point Brands Inc.	611,255,410		22.7%
Tom DePetrillo	219,332,824		8.2%
Frederick Granoff	107,202,751	(3)	3.9%
Jeffrey B. Engel	82,033,411	(3)	3.0%
James Dobbins	46,077,210	(3)	1.7%
Leonard Toboroff	70,864,789	(4)	2.6%
Peter N. Christos	92,946,967		3.5%
All directors and executive officers as a group (one person)	1,075,534,179	(5)

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

The Company has incurred $45,733 in interest expense on the note through December 31, 2022.

A loan was provided by the CEO, Thom Kidrin, at an interest rate of 7%. The loan balance at December 31, 2022 was $273,605 with accrued interest of $30,308.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered by the independent auditors. L&L CPAs PA (“L&L”), was our independent auditor for the year ended December 31, 2021 and performed the quarterly reviews for 2022. M&K CPAS PLLC was engaged to perform the audit of our annual financial statements for the year ended December 31, 2022. L&L was retained in 2019. L&L sent the Company a resignation letter in November 2022 stating that they will be resigning from the PCAOB and will no longer be able to perform audits of public companies. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2022	2021
	L&L, M&K	L&L
Audit Fees (1)	$20,000 (2)	$12,500
Audit-Related Fees (3)	10,500	10,500
Tax Fees (4)	—	—
All Other Fees (5)	—	—
Total Accounting Fees and Services	$30,500	$23,000

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for the audit firms in 2022 and 2021 relate to (i) the audit of our annual financial statements for the years ended December 31, 2022 and 2021, and (ii) the review of the financial statements included in our filings on Form 10-Q for the first, second and third quarters of 2022 and 2021.

(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

ITEM 15. EXHIBITS.

3.1	Certificate of Incorporation (a)

3.2	By-Laws- Restated as Amended (b)

4.1	2007 Stock Option Plan (c)

10.2	Employment Agreement between the Registrant and Thom Kidrin (d)

10.3	Agreement and Plan of Merger dated as of October 22, 2020, by and among the Registrant, CASH Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Registrant (“Merger Sub”), and Canadian American Standard Hemp Inc., a Delaware corporation (f)

10.4	Form of Note between Canadian American Standard Hemp Inc. and Thom Kidrin (g)

14.1	Code of Ethics (e) I

20.1	Subsidiaries (g)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer**

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer**

32.1	Section 1350 Certifications of Chief Executive Officer**

32.2	Section 1350 Certifications of Chief Financial Officer**

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(a)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, as amended as described in Proxy Statements on Form DEF 14A filed on June 7, 2013 and May 17, 2016, and incorporated herein by reference.
(b)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, and incorporated herein by reference.
(c)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference.
(d)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 4, 2018, and incorporated herein by reference.
(e)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on April 3, 2008, and incorporated herein by reference.
(f)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-K Amendment No. 1 filed on September 14, 2021, and incorporated herein by reference.
(g)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-K 1 filed on June 21, 2021, and incorporated herein by reference.

** Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 28, 2023	REAL BRANDS, INC.
(Registrant)

By:/s/Thomas Kidrin
Name: Thomas Kidrin
Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Thomas Kidrin Thomas Kidrin	President, Chief Executive Officer and Director	April 28, 2023
/s/ Christopher J. Ryan Christopher J. Ryan	Vice President - Finance and Principal Accounting and Financial Officer	April 28, 2023
/s/ James Dobbins James Dobbins	Director	April 28, 2023
/s/ Jeffrey B. Engel	Director	April 28, 2023
/s/ Peter N. Christos Peter N. Christos	Director	April 28, 2023
/s/ Frederick Granoff Frederic Granoff	Director	April 28, 2023

