Form 10-Q
period 2023-03-31
Real Brands, Inc.
filed 2023-05-15
CIK 1084133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2023

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

As of May 12, 2023, 2,690,640,226 shares of the Issuer's Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

REAL BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2023 AND DECEMBER 31, 2022

	Unaudited	Audited
	31-Mar-23	31-Dec-22
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,554	$2,845
Accounts receivables	—	750
Total current assets	3,554	3,595

Deposits	530	530
Property and equipment - net of depreciation	1,137,116	1,157,734
TOTAL ASSETS	$1,141,200	$1,161,859

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$484,166	$476,543
Accrued expenses related party	738,064	675,349
Loan payable	75,000	75,000
Loan payable related party	345,605	273,605
Convertible note payable related party	200,000	200,000
Notes payable	43,003	43,003
Contingent liabilities	45,625	45,625
TOTAL CURRENT LIABILITIES	1,931,463	1,789,125

LONG TERM LIABILITIES
Mortgage payable	119,764	125,629
Total Long Term Liabilities	119,764	125,629

TOTAL LIABILITIES	2,051,227	1,914,754

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.001 par value; 3,998,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 2,690,640,226 shares issued and outstanding as of March 31, 2023 and December 31, 2022.	2,690,640	2,690,640
Common stock subscribed, 6,806,011 shares at March 31, 2023 and December 31, 2022.	96,403	96,403
Additional paid-in capital	9,630,062	9,034,617
Accumulated deficit	(13,327,132)	(12,574,555)

TOTAL STOCKHOLDERS’ DEFICIT	(910,027)	(752,895)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,141,200	$1,161,859

See the accompanying notes to these unaudited consolidated financial statements.

REAL BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022
UNAUDITED

	2023	2022
REVENUE:
Revenues	$22,247	$6,853
Total revenue	22,247	6,853
Cost of goods sold	18,000	7,357
Gross profit (loss)	4,247	(504)

OPERATING EXPENSES:
General and administrative	650,534	123,085
Professional fees	13,000	11,220
Payroll and related	81,061	105,197
Total operating expenses	724,595	239,502

Operating loss	720,348	240,006

OTHER INCOME (EXPENSES):
Forgiveness of PPP debt	—	—
Depreciation expense	(20,618)	(20,222)
Interest expense	(11,611)	(5,877)
Total other (expenses) income	(32,229)	(26,099)

LOSS FROM OPERATIONS	752,577	266,105

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$752,577	$266,105

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING	2,690,640,226	2,677,529,115

See the accompanying notes to these unaudited consolidated financial statements.

REAL BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2023

	Preferred Stock				Common	Additional
	Series A		Common Stock		Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	TOTAL

Balance December 31, 2021	1,000,000	1,000	2,677,529,115	2,677,529	96,403	8,881,728	(11,668,611)	(11,951)

Sale of IP	(1,000,000)	(1,000)	—	—	—	1,000	—	—
Net loss for the three months ended March 31, 2022	—	—	—	—	—	—	(266,105)	(266,105)

Balance March 31, 2022	—	—	2,677,529,115	2,677,529	96,403	8,882,728	(11,934,716)	(278,056)

Balance December 31, 2022	1,000,000	1,000	2,690,640,226	2,690,640	96,403	9,034,617	(12,574,555)	(752,895)

Issuance of stock options	—	—	—	—	—	595,445	—	595,445
Net loss for the three months ended March 31, 2023	—	—	—	—	—	—	(752,577)	(752,577)

Balance March 31, 2023	1,000,000	1,000	2,690,640,226	2,690,640	96,403	9,630,062	(13,327,132)	(910,027)

See the accompanying notes to these unaudited consolidated financial statements.

REAL BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022
UNAUDITED

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(752,577)	$(266,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Option expense	595,445	—
Depreciation expense	20,618	20,222
Changes in operating assets and liabilities:
Accounts receivable	750	898
Accounts payable and accrued expenses	70,338	64,742
Net cash used in operating activities	(65,426)	(180,243)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable related party	72,000	—
Repayment of mortgage payable	(5,865)	(5,699)
Net cash provided by financing activities	$66,135	$(5,699)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$709	$(185,942)

CASH AND CASH EQUIVALENTS, beginning of period	$2,845	$197,255

CASH AND CASH EQUIVALENTS, end of period	$3,554	$11,313

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,920	$1,903
Cash paid for income taxes	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Cancellation of preferred stock	$—	$1,000

See the accompanying notes to these unaudited consolidated financial statements.

REAL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Going concern

The ability of the Company to obtain necessary financing to build its sales, brand, marketing and distribution and fund ongoing operating expenses is uncertain. The ability of the Company to generate sales revenue to offset the expenses and obtain profitability is uncertain. The Company had a net loss of $752,577 and $266,105 for the three months ended March 31, 2023 and 2022, respectively. These material uncertainties cast doubt on the Company’s ability to continue as a going concern. In the event the Company’s revenues do not significantly increase, the Company will require additional financing from time to time, which it intends to obtain through the issuance of common shares, debt, bonds, grants and other financial instruments. While the Company has been successful in raising funds through the issuance of common shares and obtaining debt in the past, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be available on acceptable terms and while the Company believes that its revenues will increase it does not currently expect them to generate sufficient cash in the immediate future.

Liquidity

As of March 31, 2023, the Company had cash and cash equivalents of a $3,554 as compared to $2,845 as of December 31, 2022. As of March 31, 2023, the Company had a working capital deficit of $1,927,909 as compared to a working capital deficit of $1,785,530 as of December 31, 2022, representing an increase in the deficit of $142,379. Plans with respect to its liquidity management include the following:

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) under the accrual basis of accounting. These financial statements are presented in U.S. dollars and are prepared on a historical cost basis, except for certain financial instruments which are carried at fair value. The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2022 in the Form 10-K filed on April 28, 2023. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the Form 10-K have been omitted.

Principles of Consolidation

The consolidated financial statements include Real Brands, and its wholly owned subsidiaries. DePetrillo Real Estate Holdings, LLC is a wholly owned subsidiary of Real Brands and the owner of the Company’s building in Rhode Island. American Standard Hemp Inc. is a wholly owned subsidiary of CASH. All significant intercompany accounts and transactions have been eliminated.

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

Property and Equipment

On February 15, 2020 the Company purchased DePetrillo Real Estate Holdings, LLC, a Rhode Island Limited Liability Company having as its only asset the building at 12 Humbert Street in North Providence Rhode Island. The building is the Company’s headquarters and a hemp processing facility. The purchase price of the building was 2 million shares of CASH common stock, $25,000 in cash and the assumption of the mortgage which at the time was $189,916. The prior owner agreed to put the $25,000 payment into building improvements. The building and land were appraised at $475,000. The building is being depreciated over 15 years on a straight-line basis starting October 1, 2021, the date building improvements were completed. Depreciation expense on the building for the three months ended March 31, 2023 was $7,521.

Building improvements are being depreciated over 15 years commencing from the completion of the work, October 1, 2021. Depreciation expense on building improvements for the three months ended March 31, 2023 was $13,097.

Total depreciation expense for the three months ended March 31, 2023 was $20,618. Expenditures for repairs and maintenance are expensed as incurred.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises that are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the three months ended March 31, 2023 and 2022, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The Company had 300,173,307 and 30,622,108 potentially dilutive options and convertible securities, respectively, that have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2023, and 154,518,887 and 28,878,104 potentially dilutive options and convertible securities, respectively, that have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2022, as they would be anti-dilutive.

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

The Company records its derivative activities at fair value. As of March 31, 2023, no derivative liabilities are recorded.

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

NOTE 3. ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

At March 31, 2023 the Company has $0 in accounts receivables. The Company did not have an allowance for doubtful accounts at March 31, 2023. The Company does not accrue interest receivable on past due accounts receivable.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment is comprised of a building, land, building improvements and furniture and equipment.

The building and land were appraised at $475,000. The building is being depreciated over 15 years on a straight-line basis starting October 1, 2021, the date the building improvements were completed on the building. Depreciation expense on the building for the three months ended March 31, 2023 was $7,521.

Building improvements is being depreciated over 15 years commencing from the completion of the work, October 1, 2021. Depreciation expense on building improvements for the three months ended March 31, 2023 was $13,097.

Total depreciation expense for the three months ended March 31, 2023 was $20,618. Expenditures for repairs and maintenance are expensed as incurred.

	March 31,	December 31,
	2023	2022

Building	$475,000	$475,000
Building Improvements	785,823	785,823
Gross fixed assets	1,260,823	1,260,823
Less: Accumulated Depreciation	(123,707)	(103,089)
Less: Impairments	—	—
Net Fixed Assets	$1,137,116	$1,157,734

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

NOTE 6. ACCRUED EXPENSES – RELATED PARTY

At March 31, 2023, accrued expenses related parties was $738,064.

At March 31, 2023, the Company owed its CEO, Thom Kidrin, $461,058 in accrued salary and $35,773 in accrued interest on a loan with principal balance of $345,605 and an additional $49,233 in accrued interest on a note from Worlds Inc., with a principal balance of $200,000. In addition, the Company owed $185,000 to its CFO, Chris Ryan, and $7,000 to Dr. Rammal.

NOTE 7. MORTGAGE PAYABLE

As of March 31, 2023, the following mortgage was outstanding:

	Loan payable	Accrued interest
Mortgage payable (6.31%)	119,764	—
Total	$119,764	$—

Interest expense related to the mortgage payable amounted to $1,920 for the three months ended March 31, 2023.

NOTE 8. LOAN PAYABLE – RELATED PARTY

A loan was provided by the CEO, Thom Kidrin, at an interest rate of 7%. The loan balance at March 31, 2023 was $345,605 with accrued interest of $35,773.

NOTE 9. CONVERTIBLE NOTES PAYABLE - RELATED PARTY

The Company has issued a convertible note payable related party in the amount of $200,000.  The convertible note has a 7% annual interest rate and matured on October 15, 2021. Interest and principal are payable at maturity. The note can be converted at any time and either all or part of the amount due into equity at a price of $0.008139 per share. If converted into common stock, the related party would own 1% of Company based upon the current number of shares outstanding. The related party holding the convertible note is Worlds Inc. Messrs. Kidrin, Toboroff and Christos are Directors of Worlds Inc. and Mr. Kidrin is the CEO and Mr. Ryan is the CFO of Worlds Inc. On October 15, 2021, the convertible note was extended to October 15, 2023.  All other terms remain the same.  As consideration for extending the maturity date 2 years, the Company issued one million warrants to purchase the Company’s stock at a purchase price $0.05 per share.

As of March 31, 2023, the Company incurred $49,233 in interest expense on the convertible note.

NOTE 10. STOCKHOLDER’S EQUITY

Common Stock

The Company did not issue any equity during the three months ended March 31, 2023.

As of March 31, 2023, the Company had 2,690,640,226 shares of its common stock outstanding.

NOTE 11. STOCK OPTIONS

In March 2023, for each of the years 2021, 2022 and 2023, for which no compensation was given to the directors, each non-employee director was granted, as compensation for serving as a director, five-year non-qualified stock options to purchase 6,143,628 shares of the Company’s common stock at an exercise price equal to the last reported trading price of our common stock on the day of grant (i.e. 3/22/23), with the options granted for 2021 and 2022 vesting immediately and the options granted for 2023 to vest on December 31, 2023, provided the director serves for at least six months, following the date of grant. In addition to these option grants, each director shall receive an additional 500,000 options to vest on December 31, 2023, provided the director serves for at least six months, following the date of grant. Total options granted to Directors was 94,654,420 at an exercise price of $0.007.

In March 2023 as consideration for deferring his compensation over the last two years, Thom Kidrin, the Chairman and CEO, was granted five-year non-qualified stock options to purchase 50,000,000 shares of the Company’s common stock at an exercise price equal to the last reported trading price of our common stock on the date of grant (i.e. 3/22/23) and to vest immediately. Exercise price is $0.007.

The Company has outstanding the following stock options as of March 31, 2023.

	Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years
Outstanding
	$0.007	144,654,420	4.97
	$0.011	4,000,000	2
	$0.0267	12,287,256	1.75
	$0.0267	92,154,421	2.5
	$0.0267	46,077,210	2.58
	$0.05	1,000,000	3.54
Total		300,173,307
Exercisable
	$0.007	111,436,280	4.97
	$0.011	4,000,000	2
	$0.0267	12,287,256	1.75
	$0.0267	92,154,421	2.5
	$0.0267	46,077,210	2.58
	$0.05	1,000,000	3.54
Total		266,955,167

During the three months ended March 31, 2023, the Company recorded a stock option expense of $595,445 representing the options issued during the quarter that have fully vested.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report which express "belief," “plan” "anticipation" or "expectation," as well as other similar or other statements which are not historical facts, are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those that may be set forth below and elsewhere in this report. Examples of these uncertainties and risks include, but are not limited to:

•	access to sufficient debt or equity capital to meet our operating and financial needs;
•	the extent of dilution of the holdings of our existing stockholders upon the issuance, conversion or exercise of securities issued as part of our capital raising efforts;
•	the effectiveness and ultimate market acceptance of our products and our ability to generate sufficient sales revenues to sustain our growth and strategy plans;
•	whether our products in development will prove safe, feasible and effective;
•	legislation and changing regulatory rules directed at our industry;
•	whether and when we or any potential strategic partners will obtain required regulatory approvals in the markets in which we plan to operate;
•	our need to achieve manufacturing scale-up in a timely manner, and our need to provide for the efficient manufacturing of sufficient quantities of our products;
•	the lack of immediate alternate sources of supply for some critical components of our products;
•	our ability to establish and protect the proprietary information on which we base our products, including our patent and intellectual property position;
•	the need to fully develop the marketing, distribution, customer service and technical support and other functions critical to the success of our product lines;
•	the dependence on potential strategic partners or outside investors for funding, development assistance, clinical trials, distribution and marketing of some of our products;
•	other risks and uncertainties described from time to time in our publicly filed reports: and disruption in the economic and financial conditional primarily from the impact of past terrorist attacks in the United States, threat of future attacks, police and military activities overseas and other disruptive worldwide pandemic, political and economic events, inflation and environmental and weather conditions.

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

Marketing

The market for consumer products produced with CBD derived from hemp is expected to increase substantially over the next five years, and we believe we are well positioned to be a significant player in this space. The Company is building a high-volume, low-cost ingredient supply chain of consistent CBD distillate and isolate and believe that our proprietary technology system will allow us to be best positioned to protect gross margins in our wholesale ingredient supply business when more traditional commoditized pricing takes shape in the market over time.

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

Ingredient and Material Supply chain

The Company is extracting and refining essential oils and compounds of interest from certified hemp cultivars. We intend to purchase other ingredients, required for production, both direct from processors and from third-party manufacturers and fillers as our formulations require. We intend to purchase additional packaging components that are manufactured to our design specifications using our unique brand image directly from packaging firms that specializes in consumer products packaging.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Sales Revenue, Cost of Sales and Gross Loss: Revenues from the sale of our products for the three months ended March 31, 2023 and 2022 were $22,247 and $6,853, respectively. Revenues in 2023 and 2022 were generated from the sale of tinctures and related products on the wholesale level. Costs of sales was $18,000 in the three months ended March 31, 2023 and $7,357 in the three months ended March 31, 2022. The Company expenses all packaging material as a cost of sale at the time of purchase. For the three months ended March 31, 2023, the Company had a gross profit of $4,247 compared to a gross loss of $504 for the three months ended March 31, 2022.

General and Administrative Expense: General and administrative expenses for the three months ended March 31, 2023, increased by $527,449 to $650,534 as compared to $123,085 for the three months ended March 31, 2022. Increase is due to the issuance of options with an option expense of $595,445 in the three months ended March 31, 2023 compared to no options being issued in the three months ended March 31, 2022.

Payroll and Related: Payroll and related decreased by $24,136 to $81,061 for the three months ended March 31, 2023 from $105,197 for the three months ended March 31, 2022. The decrease is due to having to release employees during the three months ended March 31, 2023 due to lack of resources.

Professional Fees: Professional fees increased by $1,780 to $13,000 for the three months ended March 31, 2023 compared to $11,220 for the three months ended March 31, 2022.

Depreciation expense: Depreciation expense was $20,618 for the three months ended March 31, 2023 compared to a depreciation expense of $20,222 for the three months ended March 31, 2022.

Interest Expense: Interest expense for the three months ended March 31, 2023 was $11,611 compared to interest expense of $5,877 in the three months ended March 31, 2022.

Net Loss: As a result of the foregoing, we realized a net loss of $752,577 in the three months ended March 31, 2023 compared to a net loss of $266,105 for the three months ended March 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have raised capital through the public and private sale of debt and equity and funding from collaborative arrangements. At March 31, 2023, we had cash of $3,554 and a negative working capital of $1,927,910.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We cannot be certain that our existing and available capital resources will be sufficient to satisfy our funding requirements through 2023. We are evaluating various options to raise additional funds, including new equity and loans and no assurance can be given that we will be successful.

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

Item 4. Controls And Procedures

As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are not obligated to disclose our risk factors in this report, however, limited information regarding our risk factors appears in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2021 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2022 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

See “RECENT DEVELOPMENTS” in Part I, Item 2.

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

Date: May 15, 2023

REAL BRANDS, INC.

By: /s/ Thom Kidrin
President and CEO

By: /s/ Christopher Ryan
Chief Financial Officer

