Form 10-Q
period 2023-06-30
Real Brands, Inc.
filed 2023-08-14
CIK 1084133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2023

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

As of August 12, 2023, 2,690,640,226 shares of the Issuer's Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

REAL BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2023 AND DECEMBER 31, 2022

	Unaudited	Audited
	30-Jun-23	31-Dec-22
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$122,252	$2,845
Accounts receivables	—	750
Total current assets	122,252	3,595

Deposits	530	530
Property and equipment - net of depreciation	1,116,498	1,157,734
TOTAL ASSETS	$1,239,280	$1,161,859

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$504,738	$476,543
Accrued expenses related party	801,682	675,349
Loan payable	207,915	75,000
Loan payable related party	360,605	273,605
Convertible note payable related party	200,000	200,000
Notes payable	43,003	43,003
Mortgage payable short term	24,646	23,300
Contingent liabilities	45,625	45,625
TOTAL CURRENT LIABILITIES	2,188,214	1,812,425

LONG TERM LIABILITIES
Mortgage payable long term	89,163	102,329
Total Long Term Liabilities	89,163	102,329

TOTAL LIABILITIES	2,277,377	1,914,754

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.001 par value; 3,998,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 2,690,640,226 shares issued and outstanding as of June 30, 2023 and December 31, 2022.	2,690,640	2,690,640
Common stock subscribed, 6,806,011 shares at June 30, 2023 and December 31, 2022.	96,403	96,403
Additional paid-in capital	9,690,435	9,034,617
Accumulated deficit	(13,515,575)	(12,574,555)

TOTAL STOCKHOLDERS’ DEFICIT	(1,038,097)	(752,895)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,239,280	$1,161,859

See the accompanying notes to these unaudited consolidated financial statements.

REAL BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2023 and 2022

	Unaudited		Unaudited
	Six Months Ended June 30		Three Months Ended June 30
	2023	2022	2023	2022
REVENUE:
Revenues	$42,497	$7,610	$20,250	$757
Total revenue	42,497	7,610	20,250	757
Cost of goods sold	38,250	7,507	20,250	150
Gross profit (loss)	4,247	103	0	607

OPERATING EXPENSES:
General and administrative	713,795	226,354	73,261	103,267
Professional fees	41,000	23,900	38,000	12,680
Payroll and related	124,811	209,112	43,750	103,915
Total operating expenses	879,606	459,366	155,011	219,862

Operating loss	(875,359)	(459,263)	(155,011)	(219,255)

OTHER INCOME (EXPENSES):
Depreciation expense	(41,236)	(40,840)	(20,618)	(20,618)
Interest expense	(24,425)	(12,675)	(12,814)	(6,798)
Total other (expenses) income	(65,661)	(53,515)	(33,432)	(27,416)

LOSS FROM OPERATIONS	(941,020)	(512,778)	(188,443)	(246,671)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(941,020)	$(512,778)	$(188,443)	$(246,671)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS**	$0.0	$0.0	$0.0	$0.0

WEIGHTED AVERAGE SHARES OUTSTANDING	2,690,640,226	2,677,971,104	2,690,640,226	2,678,408,236

** Less than $0.01 per share

See the accompanying notes to these unaudited consolidated financial statements.

REAL BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2023

	Preferred Stock		Common		Common	Additional
	Series A		Stock		Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	TOTAL

Balance December 31, 2021	1,000,000	1,000	2,677,529,115	2,677,529	96,403	8,881,728	(11,668,611)	(11,951)

Sale of IP	(1,000,000)	(1,000)	—	—	—	1,000	—	—
Issuance of common stock for cash	—	—	—	—	1,111	23,889	—	25,000
Net loss for the six months ended June 30, 2022	—	—	—	—	—	—	(512,778)	(512,778)

Balance June 30, 2022	—	—	2,677,529,115	2,677,529	97,514	8,905,617	(12,181,389)	(499,729)

Balance December 31, 2022	—	—	2,690,640,226	2,690,640	96,403	9,034,617	(12,574,555)	(752,895)

Issuance of stock options	—	—	—	—	—	655,818	—	655,818
Net loss for the six months ended June 30, 2023	—	—	—	—	—	—	(941,020)	(941,020)

Balance June 30, 2023	—	—	2,690,640,226	2,690,640	96,403	9,690,435	(13,515,575)	(1,038,097)

See the accompanying notes to these unaudited consolidated financial statements.

REAL BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022
UNAUDITED

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(941,020)	$(512,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Option expense	655,818	—
Depreciation expense	41,236	40,840
Changes in operating assets and liabilities:
Accounts receivable	750	898
Accounts payable and accrued expenses	154,528	134,650
Loan payable related party	—	55,000
Contingency liabilities	—	(45,625)
Net cash used in operating activities	(88,688)	(327,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable	132,915	25,000
Loan payable related party	87,000	—
Repayment of mortgage payable	(11,820)	(11,442)
Disposal of loans payable for IP	—	60,205
Proceeds from sale of common stock	—	65,000
Net cash provided by financing activities	$208,095	$138,763

NET CHANGE IN CASH AND CASH EQUIVALENTS	$119,407	$(188,274)

CASH AND CASH EQUIVALENTS, beginning of period	$2,845	$197,255

CASH AND CASH EQUIVALENTS, end of period	$122,252	$8,981

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$3,881	$1,903
Cash paid for income taxes	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Cancellation of preferred stock	$—	$1,000

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

Going concern

The ability of the Company to obtain necessary financing to build its sales, brand, marketing and distribution and fund ongoing operating expenses is uncertain. The ability of the Company to generate sales revenue to offset the expenses and obtain profitability is uncertain. The Company had a net loss of $941,020 and $512,778 for the six months ended June 30, 2023 and 2022, respectively. These material uncertainties cast doubt on the Company’s ability to continue as a going concern. In the event the Company’s revenues do not significantly increase, the Company will require additional financing from time to time, which it intends to obtain through the issuance of common shares, debt, bonds, grants and other financial instruments. While the Company has been successful in raising funds through the issuance of common shares and obtaining debt in the past, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be available on acceptable terms and while the Company believes that its revenues will increase it does not currently expect them to generate sufficient cash in the immediate future.

Liquidity

As of June 30, 2023, the Company had cash and cash equivalents of a $122,252 as compared to $2,845 as of December 31, 2022. As of June 30, 2023, the Company had a working capital deficit of $2,065,962 as compared to a working capital deficit of $1,808,830 as of December 31, 2022, representing an increase in the deficit of $257,132. Plans with respect to its liquidity management include the following:

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

Principles of Consolidation

The consolidated financial statements include Real Brands, and its wholly owned subsidiaries. DePetrillo Real Estate Holdings, LLC is a wholly owned subsidiary of CASH which is a wholly owned subsidiary of Real Brands and the owner of the Company’s building in Rhode Island. American Standard Hemp Inc. is a wholly owned subsidiary of CASH. All significant intercompany accounts and transactions have been eliminated.

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

Property and Equipment

On February 15, 2020 the Company purchased DePetrillo Real Estate Holdings, LLC, a Rhode Island Limited Liability Company having as its only asset the building at 12 Humbert Street in North Providence Rhode Island. The building is the Company’s headquarters and a hemp processing facility. The purchase price of the building was 2 million shares of CASH common stock, $25,000 in cash and the assumption of the mortgage which at the time was $189,916. The prior owner agreed to put the $25,000 payment into building improvements. The building and land were appraised at $475,000. The building is being depreciated over 15 years on a straight-line basis starting October 1, 2021, the date building improvements were completed. Depreciation expense on the building for the six months ended June 30, 2023 was $15,042.

Building improvements are being depreciated over 15 years commencing from the completion of the work, October 1, 2021. Depreciation expense on building improvements for the six months ended June 30, 2023 was $26,194.

Total depreciation expense for the six months ended June 30, 2023 was $41,236. Expenditures for repairs and maintenance are expensed as incurred.

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

Revenue Recognition

The Company follows ASC 606, Revenue from Contracts with Customers (“ASC 606”), which establishes a single and comprehensive framework and sets out how much revenue is to be recognized, and when. The core principle is that a vendor should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the vendor expects to be entitled in exchange for those goods or services. Revenue will now be recognized by a vendor when control over the goods or services is transferred to the customer. In contrast, Revenue based revenue recognition is around an analysis of the transfer of risks and rewards; this now forms one of a number of criteria that are assessed in determining whether control has been transferred. The application of the core principle in ASC 606 is carried out in five steps: Step 1 – Identify the contract with a customer: a contract is defined as an agreement (including oral and implied), between two or more parties, that creates enforceable rights and obligations and sets out the criteria for each of those rights and obligations. The contract needs to have commercial substance and it is probable that the entity will collect the consideration to which it will be entitled. Step 2 – Identify the performance obligations in the contract: a performance obligation in a contract is a promise (including implicit) to transfer a good or service to the customer. Each performance obligation should be capable of being distinct and is separately identifiable in the contract. Step 3 – Determine the transaction price: transaction price is the amount of consideration that the entity can be entitled to, in exchange for transferring the promised goods and services to a customer, excluding amounts collected on behalf of third parties. Step 4 – Allocate the transaction price to the performance obligations in the contract: for a contract that has more than one performance obligation, the entity will allocate the transaction price to each performance obligation separately, in exchange for satisfying each performance obligation. The acceptable methods of allocating the transaction price include adjusted market assessment approach, expected cost plus a margin approach, and the residual approach in limited circumstances. Discounts given should be allocated proportionately to all performance obligations unless certain criteria are met and reallocation of changes in standalone selling prices after inception is not permitted. Step 5 – Recognize revenue as and when the entity satisfies a performance obligation: the entity should recognize revenue at a point in time, except if it meets any of the three criteria, which will require recognition of revenue over time: the entity’s performance creates or enhances an asset controlled by the customer, the customer simultaneously receives and consumes the benefit of the entity’s performance as the entity performs, and the entity does not create an asset that has an alternative use to the entity and the entity has the right to be paid for performance to date.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises that are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the six months ended June 30, 2023 and 2022, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The Company had 300,173,307 and 31,056,914 potentially dilutive options and convertible securities, respectively, that have been excluded from the computation of diluted weighted-average shares outstanding as of June 30, 2023, and 154,518,887 and 29,312,910 potentially dilutive options and convertible securities, respectively, that have been excluded from the computation of diluted weighted-average shares outstanding as of June 30, 2022, as they would be anti-dilutive.

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

The Company records its derivative activities at fair value. As of June 30, 2023, no derivative liabilities are recorded.

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

NOTE 3. ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

At June 30, 2023 the Company has $0 in accounts receivables. The Company did not have an allowance for doubtful accounts at June 30, 2023. The Company does not accrue interest receivable on past due accounts receivable.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment is comprised of a building, land, building improvements and furniture and equipment.

The building and land were appraised at $475,000. The building is being depreciated over 15 years on a straight-line basis starting October 1, 2021, the date the building improvements were completed on the building. Depreciation expense on the building for the six months ended June 30, 2023 was $15,042.

Building improvements is being depreciated over 15 years commencing from the completion of the work, October 1, 2021. Depreciation expense on building improvements for the three months ended June 30, 2023 was $26,194.

Total depreciation expense for the six months ended June 30, 2023 was $41,236. Expenditures for repairs and maintenance are expensed as incurred.

	June 30,	December 31,
	2023	2022

Building	$475,000	$475,000
Building Improvements	785,823	785,823
Gross fixed assets	1,260,823	1,260,823
Less: Accumulated Depreciation	(144,325)	(103,089)
Less: Impairments	—	—
Net Fixed Assets	$1,116,498	$1,157,734

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

NOTE 6. ACCRUED EXPENSES – RELATED PARTY

At June 30, 2023, accrued expenses related parties was $801,682.

At June 30, 2023, the Company owed its CEO, Thom Kidrin, $504,808 in accrued salary and $42,102 in accrued interest on a loan with principal balance of $360,605. An additional $52,722 in accrued interest is owed on a note from Worlds Inc., with a principal balance of $200,000. In addition, the Company owed $195,000 to its CFO, Chris Ryan, and $7,000 to Dr. Rammal.

NOTE 7. MORTGAGE PAYABLE

As of June 30, 2023, the following mortgage was outstanding:

	Loan payable	Accrued interest
Mortgage payable (6.31%)	113,809	—
Total	$113,809	$—

Interest expense related to the mortgage payable amounted to $3,881 for the six months ended June 30, 2023.

NOTE 8. LOAN PAYABLE – RELATED PARTY

A loan was provided by the CEO, Thom Kidrin, at an interest rate of 7%. During the six months ended June 30, 2023, the CEO loaned $87,000 to the Company to cover operating costs. The loan balance at June 30, 2023 was $360,605 with accrued interest of $42,102.

NOTE 9. LOAN PAYABLE

A loan was provided by Providence Capital at an interest rate of 7%. During the six months ended June 30, 2023, Providence Capital loaned an additional $132,915 to the Company. The loan balance at June 30, 2023 was $207,915 with accrued interest of $5,588.

NOTE 10. CONVERTIBLE NOTES PAYABLE - RELATED PARTY

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

As of June 30, 2023, the Company incurred $52,772 in interest expense on the convertible note.

NOTE 11. STOCKHOLDER’S EQUITY

Common Stock

The Company did not issue any equity during the six months ended June 30, 2023.

As of June 30, 2023, the Company had 2,690,640,226 shares of its common stock outstanding.

NOTE 12. STOCK OPTIONS

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

During the six months ended June 30, 2023, the Company expensed stock based compensation in the amount of $655,818 (2022 - $0) related to stock options that vested during the period as general and administrative fees on the consolidated statement of operations. At June 30, 2023 there was $122,072 of unrecognized compensation costs related to non-vested stock-based compensation agreements granted under the plan.

The Company has outstanding the following stock options as of June 30, 2023.

	Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years
Outstanding
	$0.007	144,654,420	4.72
	$0.011	4,000,000	1.75
	$0.0267	12,287,256	1.50
	$0.0267	92,154,421	2.25
	$0.0267	46,077,210	2.33
	$0.05	1,000,000	3.29
Total		300,173,307
Exercisable
	$0.007	111,436,280	4.72
	$0.011	4,000,000	1.75
	$0.0267	12,287,256	1.50
	$0.0267	92,154,421	2.25
	$0.0267	46,077,210	2.33
	$0.05	1,000,000	3.29
Total		266,955,167

During the six months ended June 30, 2023, the Company recorded a stock option expense of $655,818 representing the options issued during the period that have fully vested.

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

NOTE 14.  SUBSEQUENT EVENTS

On July 17, 2023, the Company purchased 2,206 shares in BOH BAH Inc. for $125,000. The investment represents approximately 2% of the BOH BAH Inc. The Company also received warrants to purchase an additional 6,618 shares. 2,206 of the warrants shall expire every 20 days from July 11, 2023. The first tranche of warrants was not exercised.

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

OVERVIEW

The Company’s primary business is hemp CBD oil/isolate extraction, wholesaling of CBD oils and isolate, and production and sales of hemp-derived CBD consumer brands. The Company’s brand development strategy will be to leverage existing Company resources into creating online sales, licensing opportunities and a distribution network for proprietary legal hemp. The Company is also exploring the wholesale distribution of the popular drink called Popping Boba. The Company is an authorized distributor and had it’s first sale of Popping Boba during the quarter.

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

Sales

We intend to grow our business by launching multiple web-based platforms to educate and sell direct to consumers the Company’s owned and licensed brands that focus on CBD derived from hemp products and continuing to develop and expand our own proprietary branded retail line of products. We are also exploring the wholesale sale of the popular drink called Popping Boba, a bubble tea. We are currently an authorized distributor and are currently exploring a larger role.

Ingredient and Material Supply chain

The Company is intending to extract and refine essential oils and compounds of interest from certified hemp cultivars. We intend to purchase other ingredients, required for production, both direct from processors and from third-party manufacturers and fillers as our formulations require. We intend to purchase additional packaging components that are manufactured to our design specifications using our unique brand image directly from packaging firms that specializes in consumer products packaging.

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

RECENT DEVELOPMENTS

In July 2023 the Company submitted a Company Related Action Notification Form notifying FINRA of its intention to implement a reverse stock split of its common stock in the ratio of 1:20. FINRA has responded with comments and it is unclear at this time when the Company will be able to implement said reverse split.

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

Revenue Recognition: ASC 606 establishes a single and comprehensive framework which sets out how much revenue is to be recognized, and when. The core principle is that a vendor should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the vendor expects to be entitled in exchange for those goods or services. Revenue will now be recognized by a vendor when control over the goods or services is transferred to the customer. In contrast, Revenue based revenue recognition around an analysis of the transfer of risks and rewards; this now forms one of a number of criteria that are assessed in determining whether control has been transferred. The application of the core principle in ASC 606 is carried out in five steps: Step 1 – Identify the contract with a customer: a contract is defined as an agreement (including oral and implied), between two or more parties, that creates enforceable rights and obligations and sets out the criteria for each of those rights and obligations. The contract needs to have commercial substance and it is probable that the entity will collect the consideration to which it will be entitled. Step 2 – Identify the performance obligations in the contract: a performance obligation in a contract is a promise (including implicit) to transfer a good or service to the customer. Each performance obligation should be capable of being distinct and is separately identifiable in the contract. Step 3 – Determine the transaction price: transaction price is the amount of consideration that the entity can be entitled to, in exchange for transferring the promised goods and services to a customer, excluding amounts collected on behalf of third parties. Step 4 – Allocate the transaction price to the performance obligations in the contract: for a contract that has more than one performance obligation, the entity will allocate the transaction price to each performance obligation separately, in exchange for satisfying each performance obligation. The acceptable methods of allocating the transaction price include adjusted market assessment approach, expected cost plus a margin approach, and, the residual approach in limited circumstances. Discounts given should be allocated proportionately to all performance obligations unless certain criteria are met and reallocation of changes in standalone selling prices after inception is not permitted. Step 5 – Recognize revenue as and when the entity satisfies a performance obligation: the entity should recognize revenue at a point in time, except if it meets any of the three criteria, which will require recognition of revenue over time: the entity’s performance creates or enhances an asset controlled by the customer, the customer simultaneously receives and consumes the benefit of the entity’s performance as the entity performs, and the entity does not create an asset that has an alternative use to the entity and the entity has the right to be paid for performance to date.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2023 compared to three months ended June 30, 2022

Sales Revenue, Cost of Sales and Gross Loss:

Revenues from the sale of our products for the three months ended June 30, 2023 and 2022 were $20,250 and $757, respectively. Revenues in 2023 were generated from the wholesale sale of Popping Boba.

Costs of sales was $20,250 in the three months ended June 30, 2023 and $150 in the three months ended June 30, 2022. The Company expenses all packaging material as a cost of sale at the time of purchase. For the three months ended June 30, 2023, the Company had a gross profit of $0 compared to a gross profit of $607 for the three months ended June 30, 2022.

General and Administrative Expense: General and administrative expenses for the three months ended June 30, 2023, decreased by $30,006, to $73,261 as compared to $103,267 for the three months ended June 30, 2022. The decrease is due to limited activity during the quarter due to the lack of funds.

Payroll and Related: Payroll and related decreased by $60,165 to $43,750 for the three months ended June 30, 2023 from $103,915 for the three months ended June 30, 2021. The decrease is due to the Company releasing all employees except for the CEO who has an employment agreement with the Company. The payroll for the CEO has been accrued but not paid.

Professional Fees: Professional fees increased to $38,000 for the three months ended June 30, 2023 compared to $12,680 for the three months ended June 30, 2022. The increase is due to costs associated with keeping the Company compliant with its reporting responsibilities and costs associated with issues surrounding the proposed reverse split.

Depreciation expense: Depreciation expense was $20,618 for the three months ended June 30, 2023 and for the three months ended June 30, 2022.

Interest Expense: Interest expense for the three months ended June 30, 2023 was $12,814 compared to interest expense of $6,798 in the three months ended June 30, 2022.

Net Loss: As a result of the foregoing, we realized a net loss of $188,443 in the three months ended June 30, 2023 compared to a net loss of $246,671 for the three months ended June 30, 2022.

There was no income tax benefit recorded for the year ended December 31, 2023 or 2022, due to recurring net operating losses.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

Sales Revenue, Cost of Sales and Gross Loss:

Revenues from the sale of our products for the six months ended June 30, 2023 and 2022 were $42,497 and $7,610, respectively. Revenues in 2022 were generated from the sale of our tinctures.

Costs of sales was $38,250 in the six months ended June 30, 2023 and $7,507 in the six months ended June 30, 2022. The Company expenses all packaging material as a cost of sale at the time of purchase. For the six months ended June 30, 2023, the Company had a gross profit of $4,247 compared to a gross profit of $103 for the six months ended June 30, 2022.

General and Administrative Expense: General and administrative expenses for the six months ended June 30, 2023, increased by $487,441, to $713,795 as compared to $226,354 for the six months ended June 30, 2022. Increase is due to the issuance of options with an option expense of $665,818 in the six months ended June 30, 2023 compared to no options being issued in the six months ended June 30, 2022.

Payroll and Related: Payroll and related decreased by $84,301 to $124,811 for the six months ended June 30, 2023 from $209,112 for the six months ended June 30, 2022. Due to a lack of funds, all employees except the CEO were released. The CEO has an employment agreement and his payroll has been accrued during the period but not paid.

Professional Fees: Professional fees increased to $41,000 from $23,900 for the six months ended June 30, 2023. The increase is due to costs associated with keeping the Company compliant with its reporting responsibilities, exploring potential acquisitions and costs associated with issues surrounding the proposed reverse split.

Depreciation expense: Depreciation expense was $41,236 for the six months ended June 30, 2023 compared to a depreciation expense of $40,840 for the six months ended June 30, 2022.

Interest Expense: Interest expense for the six months ended June 30, 2023 was $24,425 an increase of $11,750 from the interest expense of $12,675 in the six months ended June 30, 2022. The increase is due to additional loans the Company had to take out in order to pay operating expenses.

Net Loss: As a result of the foregoing, we realized a net loss of $941,020 in the six months ended June 30, 2023 compared to a net loss of $512,778 for the six months ended June 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have raised capital through the public and private sale of debt and equity and funding from collaborative arrangements. At June 30, 2023, we had cash of $122,252 and a negative working capital of $2,065,962.

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

Item 4. Controls And Procedures

As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are not obligated to disclose our risk factors in this report, however, limited information regarding our risk factors appears in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2022 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2022 Annual Report on Form 10-K.

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

Date: August 14, 2023

REAL BRANDS, INC.

By: /s/ Thom Kidrin
President and CEO

By: /s/ Christopher Ryan
Chief Financial Officer

