Form 10-Q
period 2023-09-30
Real Brands, Inc.
filed 2023-11-17
CIK 1084133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2023

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

As of November 15, 2023, 2,690,640,226 shares of the Issuer's Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

REAL BRANDS INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

	Unaudited	Audited
	30-Sep-23	31-Dec-22
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$987	$2,845
Accounts receivables	—	750
Total current assets	987	3,595

Deposits	530	530
Property and equipment - net of depreciation	1,095,880	1,157,734
Investment Boh Bah Inc.	125,000	—
TOTAL ASSETS	$1,222,397	$1,161,859

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$566,399	$476,543
Accrued expenses related party	865,687	675,349
Loan payable	215,672	75,000
Loan payable related party	384,605	273,605
Convertible note payable related party	200,000	200,000
Notes payable	43,003	43,003
Mortgage payable short term	25,040	—
Contingent liabilities	45,625	45,625
TOTAL CURRENT LIABILITIES	2,346,031	1,789,125

LONG TERM LIABILITIES
Mortgage payable long term	82,792	125,629
Total Long Term Liabilities	82,792	125,629

TOTAL LIABILITIES	2,428,823	1,914,754

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.001 par value; 3,998,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 2,690,640,226 shares issued and outstanding as of September 30, 2023 and December 31, 2022.	2,690,640	2,690,640
Common stock subscribed, 6,806,011 shares at September 30, 2023 and December 31, 2022.	96,403	96,403
Additional paid-in capital	9,751,471	9,034,617
Accumulated deficit	(13,744,940)	(12,574,555)

TOTAL STOCKHOLDERS’ DEFICIT	(1,206,426)	(752,895)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,222,397	$1,161,859

See the accompanying notes to these unaudited consolidated financial statements.

REAL BRANDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2023 and 2022

	Unaudited		Unaudited
	Nine Months Ended September 30		Three Months Ended September 30
	2023	2022	2023	2022
REVENUE:
Revenues from related parties and affiliates	$42,497	$8,434	$—	$824
Total revenue	42,497	8,434	—	824
Cost of goods sold	85,610	7,507	47,360	—
Gross profit (loss)	(43,113)	927	(47,360)	824

OPERATING EXPENSES:
General and administrative	798,056	280,862	84,261	54,509
Professional fees	60,000	89,400	19,000	65,500
Payroll and related	168,561	315,686	43,750	106,574
Total operating expenses	1,026,617	685,948	147,011	226,583

Operating loss	(1,069,730)	(685,021)	(194,371)	(225,759)

OTHER INCOME (EXPENSES):
Depreciation expense	(61,854)	(61,458)	(20,618)	(20,618)
Interest expense	(38,801)	(20,945)	(14,376)	(8,271)
Total other (expenses) income	(100,655)	(82,403)	(34,994)	(28,890)

LOSS FROM OPERATIONS	(1,170,385)	(767,424)	(229,365)	(254,649)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(1,170,385)	$(767,424)	$(229,365)	$(254,649)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS **	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING	2,690,640,226	2,677,563,303	2,690,640,226	2,677,630,564

** Less than $0.01 per share

See the accompanying notes to these unaudited consolidated financial statements.

REAL BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2023

	Preferred Stock				Common	Additional
	Series A		Common Stock		Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	TOTAL

Balance December 31, 2021	1,000,000	1,000	2,677,529,115	2,677,529	96,403	8,881,728	(11,668,611)	(11,951)

Sale of IP	(1,000,000)	(1,000)	—	—	—	61,205	—	60,205
Net loss for the three months ended March 31, 2022	—	—	—	—	—	—	(266,105)	(266,105)

Balances March 31, 2022	—	—	2,677,529,115	2,677,529	96,403	8,942,933	(11,934,716)	(217,851)

Issuance of common stock for cash	—	—	—	—	3,111	61,889	—	65,000
Net loss for the three months ended June 30, 2022	—	—	—	—	—	—	(246,672)	(246,672)

Balances June 30, 2022	—	—	2,677,529,115	2,677,529	99,514	9,004,822	(12,181,387)	(339,522)

Issuance of common stock for cash	—	—	3,111,111	3,111	(3,111)	—	—	—
Net loss for the three months ended September 30, 2022	—	—	—	—	—	—	(254,647)	(254,649)

Balances September 30, 2022	—	—	2,680,640,226	2,680,640	96,403	9,004,822	(12,436,034)	654,169

Balances December 31, 2022	—	—	2,690,640,226	2,690,640	96,403	9,034,617	(12,574,555)	(752,895)

Issuance of stock options	—	—	—	—	—	595,445	—	595,445
Net loss for the three months ended March 31, 2023	—	—	—	—	—	—	(752,577)	(752,577)

Balances March 31, 2023	1,000,000	1,000	2,690,640,226	2,690,640	96,403	9,630,062	(13,327,132)	(910,027)

Issuance of stock options	—	—	—	—	—	60,373	—	60,373
Net loss for the three months ended June 30, 2023	—	—	—	—	—	—	(188,443)	(188,443)

Balances June 30, 2023	1,000,000	1,000	2,690,640,226	2,690,640	96,403	9,690,435	(13,515,575)	(1,038,097)

Issuance of stock options	—	—	—	—	—	61,036	—	61,036
Net loss for the three months ended September 30, 2023	—	—	—	—	—	—	(229,365)	(229,365)

Balances September 30, 2023	1,000,000	1,000	2,690,640,226	2,690,640	96,403	9,751,471	(13,744,940)	(1,206,426)

See the accompanying notes to these unaudited consolidated financial statements.

REAL BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 and 2022
UNAUDITED

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,170,385)	$(767,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Option expense	716,854	—
Depreciation expense	61,854	61,458
Changes in operating assets and liabilities:
Accounts receivable	750	898
Accounts payable and accrued expenses	280,194	258,763
Contingency liabilities	—	(45,625)
Net cash used in operating activities	(110,733)	(491,930)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Boh Bah Inc.	(125,000)	—
Net cash provided by (used in) investing activities	(125,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable	140,672	75,000
Loan payable related party	111,000	120,000
Repayment of mortgage payable	(17,797)	(17,187)
Disposal of loans payable for IP	—	60,205
Proceeds from sale of common stock	—	65,000
Net cash provided by financing activities	$233,875	$303,018

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(1,858)	$(188,936)

CASH AND CASH EQUIVALENTS, beginning of period	$2,845	$197,255

CASH AND CASH EQUIVALENTS, end of period	$987	$8,319

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,088	$5,681
Cash paid for income taxes	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Cancellation of preferred stock	$—	$1,000

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

Going concern

The ability of the Company to obtain necessary financing to build its sales, brand, marketing and distribution and fund ongoing operating expenses is uncertain. The ability of the Company to generate sales revenue to offset the expenses and obtain profitability is uncertain. The Company had a net loss of $1,170,385, and $767,424 for the nine months ended September 30, 2023 and 2022, respectively. These material uncertainties cast doubt on the Company’s ability to continue as a going concern. In the event the Company’s revenues do not significantly increase, the Company will require additional financing from time to time, which it intends to obtain through the issuance of common shares, debt, bonds, grants and other financial instruments. While the Company has been successful in raising funds through the issuance of common shares and obtaining debt in the past, it is becoming more difficult to do so given the large of number of shares outstanding and there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be available on acceptable terms and while the Company believes that its revenues will increase it does not currently expect them to generate sufficient cash in the immediate future.

Liquidity

As of September 30, 2023, the Company had cash and cash equivalents of a $987 as compared to $2,845 as of December 31, 2022. As of September 30, 2023, the Company had a working capital deficit of $2,345,044 as compared to a working capital deficit of $1,808,830 as of December 31, 2022, representing an increase in the deficit of $536,214. Plans with respect to its liquidity management include the following:

•	The Company is seeking additional capital in the private and/or public equity markets to continue operations and build sales, marketing, brand and distribution. The Company is currently evaluating additional equity and debt financing opportunities and may execute them, if and when appropriate. However, there can be no assurances that the Company can consummate such a transaction or consummate a transaction at favorable pricing.

•	The Company plans on increased sales of its products in the market. However, there can be no assurances that the sales will increase or that even if they do increase that it will increase sufficiently to generate the necessary cash.

•	The Company plans on increasing sales by acquiring additional products, either through the acquisition of other companies and/or through the acquisition of licenses to additional products. However, there can be no assurances that such acquisitions can be made and even if made, that sales will increase or that even if they do increase that it will increase sufficiently to generate the necessary cash.

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

Property and Equipment

On February 15, 2020 the Company purchased DePetrillo Real Estate Holdings, LLC, a Rhode Island Limited Liability Company having as its only asset the building at 12 Humbert Street in North Providence Rhode Island. The building is the Company’s headquarters and a processing facility. The purchase price of the building was 2 million shares of CASH common stock and the assumption of the mortgage which at the time was $189,916. The building and land were appraised at $475,000. The building is being depreciated over 15 years on a straight-line basis starting October 1, 2021, the date building improvements were completed. Depreciation expense on the building for the nine months ended September 30, 2023 was $22,563.

Building improvements are being depreciated over 15 years commencing from the completion of the work, October 1, 2021. Depreciation expense on building improvements for the nine months ended September 30, 2023 was $39,291.

Total depreciation expense for the nine months ended September 30, 2023 was $61,854. Expenditures for repairs and maintenance are expensed as incurred.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises that are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the nine months ended September 30, 2023 and 2022, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The Company had 300,173,307 and 31,496,498 potentially dilutive options and convertible securities, respectively, that have been excluded from the computation of diluted weighted-average shares outstanding as of September 30, 2023, and 154,518,887 and 29,752,495 potentially dilutive options and convertible securities, respectively, that have been excluded from the computation of diluted weighted-average shares outstanding as of September 30, 2022, as they would be anti-dilutive.

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

The Company records its derivative activities at fair value. As of September 30, 2023, no derivative liabilities are recorded.

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

NOTE 3. ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

At September 30, 2023 the Company has no accounts receivables. The Company did not have an allowance for doubtful accounts at September 30, 2023. The Company does not accrue interest receivable on past due accounts receivable.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment are comprised of a building, land, building improvements and furniture and equipment.

The building and land were appraised at $475,000. The building is being depreciated over 15 years on a straight-line basis starting October 1, 2021, the date the building improvements were completed on the building. Depreciation expense on the building for the nine months ended September 30, 2023 was $22,563.

Building improvements are being depreciated over 15 years commencing from the completion of the work, October 1, 2021. Depreciation expense on building improvements for the nine months ended September 30, 2023 was $39,291.

Total depreciation expense for the nine months ended September 30, 2023 was $61,854. Expenditures for repairs and maintenance are expensed as incurred.

	September 30,	December 31,
	2023	2022

Building	$475,000	$475,000
Building Improvements	785,823	785,823
Gross fixed assets	1,260,823	1,260,823
Less: Accumulated Depreciation	(164,943)	(103,089)
Less: Impairments	—	—
Net Fixed Assets	$1,095,880	$1,157,734

NOTE 5. INVESTMENT IN BOH BAH INC.

On July 17, 2023, the Company purchased 2,206 shares in BOH BAH Inc. for $125,000. The investment represents approximately 2% of BOH BAH Inc. As part of the investment, Real Brands was granted a pass through distribution of 3% of the top line contribution for a period of 3 years. The Company also received warrants to purchase an additional 6,618 shares with 2,206 of the warrants expiring every 20 days from July 11, 2023. None of the tranches of warrants were exercised.

NOTE 6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

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

NOTE 7. ACCRUED EXPENSES – RELATED PARTY

At September 30, 2023, accrued expenses related parties was $865,687.

At September 30, 2023, the Company owed its CEO, Thom Kidrin, $548,558 in accrued salary and $48,779 in accrued interest on a loan with principal balance of $384,605. An additional $56,350 in accrued interest is owed on a note from Worlds Inc., with a principal balance of $200,000. In addition, the Company owed $205,000 to its CFO, Chris Ryan, and $7,000 to Dr. Rammal.

NOTE 8. MORTGAGE PAYABLE

As of September 30, 2023, the following mortgage was outstanding:

	Loan payable	Accrued interest
Mortgage payable (6.31%)	107,832	—
Total	$107,832	$—

Interest expense related to the mortgage payable amounted to $5,088 for the nine months ended September 30, 2023.

NOTE 9. LOAN PAYABLE – RELATED PARTY

A loan was provided by the CEO, Thom Kidrin, at an interest rate of 7%. During the nine months ended September 30, 2023, the CEO loaned $111,000 to the Company to cover operating costs. The loan balance at September 30, 2023 was $384,605 with accrued interest of $48,779.

NOTE 10. LOAN PAYABLE

A loan was provided by Providence Capital at an interest rate of 7%. During the nine months ended September 30, 2023, Providence Capital loaned an additional $140,672 to the Company. The loan balance at September 30, 2023 was $215,672 with accrued interest of $9,439.

NOTE 11. CONVERTIBLE NOTES PAYABLE - RELATED PARTY

The Company has issued a convertible note payable related party in the amount of $200,000.  The convertible note has a 7% annual interest rate and matured on October 15, 2021. Interest and principal are payable at maturity. The note can be converted at any time and either all or part of the amount due into equity at a price of $0.008139 per share. If converted into common stock, the related party would own 1% of Company based upon the current number of shares outstanding. The related party holding the convertible note is Worlds Inc. Messrs. Kidrin, Toboroff and Christos are Directors of Worlds Inc. and Mr. Kidrin is the CEO and Mr. Ryan is the CFO of Worlds Inc. On October 15, 2021, the convertible note was extended to October 15, 2023.  All other terms remain the same.  As consideration for extending the maturity date for two years, the Company issued one million warrants to purchase the Company’s stock at a purchase price $0.05 per share. The Company is planning on extending the maturity date of the note for an additional two years and issuing additional warrants as consideration of the extension.

As of September 30, 2023, the Company incurred $56,350 in interest expense on the convertible note.

NOTE 12. STOCKHOLDER’S EQUITY

Common Stock

The Company did not issue any equity during the nine months ended September 30, 2023.

As of September 30, 2023, the Company had 2,690,640,226 shares of its common stock outstanding.

NOTE 13. STOCK OPTIONS

In March 2023, for each of the years 2021, 2022 and 2023, for which no compensation was given to the directors, each non-employee director was granted, as compensation for serving as a director, five-year non-qualified stock options to purchase 6,143,628 shares of the Company’s common stock at an exercise price equal to the last reported trading price of our common stock on the day of grant (i.e. 3/22/23), with the options granted for 2021 and 2022 vesting immediately and the options granted for 2023 to vest on December 31, 2023, provided the director serves for at least nine months, following the date of grant. In addition to these option grants, each director shall receive an additional 500,000 options to vest on December 31, 2023, provided the director serves for at least nine months, following the date of grant. Total options granted to Directors was 94,654,420 at an exercise price of $0.007.

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

During the nine months ended September 30, 2023, the Company expensed stock based compensation in the amount of $716,854 (2022 - $0) related to stock options that vested during the period as general and administrative fees on the consolidated statement of operations. At September 30, 2023 there was $61,036 of unrecognized compensation costs related to non-vested stock-based compensation agreements granted under the plan.

The Company has outstanding the following stock options as of September 30, 2023.

	Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years
Outstanding
	$0.007	144,654,420	4.47
	$0.011	4,000,000	1.50
	$0.0267	12,287,256	1.25
	$0.0267	92,154,421	2.00
	$0.0267	46,077,210	2.08
	$0.05	1,000,000	3.04
Total		300,173,307
Exercisable
	$0.007	111,436,280	4.47
	$0.011	4,000,000	1.50
	$0.0267	12,287,256	1.25
	$0.0267	92,154,421	2.00
	$0.0267	46,077,210	2.08
	$0.05	1,000,000	3.04
Total		266,955,167

During the nine months ended September 30, 2023, the Company recorded a stock option expense of $716,854 representing the options issued during the period that have fully vested.

NOTE 14. COMMITMENTS AND CONTINGENCIES

The Company is committed to an employment agreement with Thom Kidrin, its President and CEO. Mr. Kidrin entered into the employment agreement with CASH on November 26, 2018. The employment agreement provides for a base salary of $175,000 per year. Mr. Kidrin is entitled to participate in any stock, stock option or other equity participation plan and any profit-sharing, pension, retirement, insurance, or other employee benefit plan generally available to the executive officers of the Company. The Company anticipates that it will extend the agreement on or before its current expiration date.

NOTE 15.  SUBSEQUENT EVENTS

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report which express "belief," “plan” "anticipation" or "expectation," as well as other similar or other statements which are not historical facts, are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those that may be set forth below and elsewhere in this report. Examples of these uncertainties and risks include, but are not limited to:

•	access to sufficient debt or equity capital to meet our operating and financial needs;
•	the extent of dilution of the holdings of our existing stockholders upon the issuance, conversion or exercise of securities issued as part of our capital raising efforts;
•	the effectiveness and ultimate market acceptance of our products and our ability to generate sufficient sales revenues to sustain our growth and strategy plans;
•	whether our products in development will prove safe, feasible and effective;
•	legislation and changing regulatory rules directed at our industry;
•	our ability to increase our product line through acquisitions of new product lines or licenses to new products;
•	whether and when we or any potential strategic partners will obtain required regulatory approvals in the markets in which we plan to operate;
•	our need to achieve manufacturing scale-up in a timely manner, and our need to provide for the efficient manufacturing of sufficient quantities of our products;
•	the lack of immediate alternate sources of supply for some critical components of our products;
•	our ability to establish and protect the proprietary information on which we base our products, including our patent and intellectual property position;
•	the need to fully develop the marketing, distribution, customer service and technical support and other functions critical to the success of our product lines;
•	the dependence on potential strategic partners or outside investors for funding, development assistance, clinical trials, distribution and marketing of some of our products;
•	other risks and uncertainties described from time to time in our publicly filed reports: and disruption in the economic and financial conditional primarily from the impact of past terrorist attacks in the United States, threat of future attacks, police and military activities overseas and other disruptive worldwide pandemic, political and economic events, inflation and environmental and weather conditions.

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

OVERVIEW

The Company has become a wholesale distributor of the popular drink called Popping Boba. The Company has also made an investment in Boh Bah Inc., a manufacturer of popping boba and is an authorized distributor of popping boba.

The Company still has the ability to produce hemp CBD oil and related products and has retained the brands we have developed in the space. We believe that CBD distillate and isolate business will become a significant part of our business once we are able to raise the cash required to implement our business plan.

Current Operations

We are working at expanding our distribution of popping boba to new outlets. The Company is also looking at other opportunities for our state-of-the-art facility in New Providence, Rhode Island that is equipped with our proprietary Halo 5 processing technology system that produces CBD distillate and isolate.

Marketing

While we are looking into expanding our distribution of popping boba directly to other distributors and wholesalers. We still believe the market for CBD products can be a larger opportunity for the Company. We believe that the market for consumer products produced with CBD derived from hemp will increase substantially over the next five years, and we believe we are well positioned to be a significant player in this space.

Sales

We are looking to expand the wholesale market of the popular drink called Popping Boba, a bubble tea. We are currently an authorized distributor and are marketing the product to other distributors and large chains.

We still intend to grow our CBD business by launching multiple web-based platforms to educate and sell direct to consumers the Company’s owned and licensed brands that focus on CBD derived from hemp products and to develop and expand our own proprietary branded retail line of products.

Ingredient and Material Supply chain

We are an authorized distributor of Boh Bah Inc’s popping boba. Boh Bah Inc. provides all the finished products. Boh Bah Inc. is an FDA approved advanced culinary, molecular gastronomy commercial food manufacturing company. On the CBD side, the Company is intending to extract and refine essential oils and compounds of interest from certified hemp cultivars. We intend to purchase other ingredients, required for production, both direct from processors and from third-party manufacturers and fillers as our formulations require. We intend to purchase additional packaging components that are manufactured to our design specifications using our unique brand image directly from packaging firms that specializes in consumer products packaging.

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

RECENT DEVELOPMENTS

The Company has submitted Company Related Action Notification Forms notifying FINRA of its intention to implement a reverse stock split of its common stock in the ratio of 1:20. FINRA has responded with comments and it is unclear at this time when the Company will be able to implement said reverse split.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2023 compared to three months ended September 30, 2022

Sales Revenue, Cost of Sales and Gross Loss:

Revenues from the sale of our products for the three months ended September 30, 2023 and 2022 were $0 and $824, respectively.

Costs of sales was $47,360 in the three months ended September 30, 2023 and $0 in the three months ended September 30, 2022. The Company expenses all packaging material as a cost of sale at the time of purchase. For the three months ended September 30, 2023, the Company had a gross loss of $43,113 compared to a gross profit of $824 for the three months ended September 30, 2022. The loss is due to the Company purchasing Popping Boba for sale. The Company is waiting on the customer to remit payment for the Popping Boba which at that time the Company will record the revenue.

General and Administrative Expense: General and administrative expenses for the three months ended September 30, 2023, increased by $29,752, to $84,261 as compared to $54,509 for the three months ended September 30, 2022. Increase is due to the issuance of options with an option expense of $61,036 in the three months ended September 30, 2023 compared to no options being issued in the three months ended September 30, 2022.

Payroll and Related: Payroll and related decreased by $62,824 to $43,750 for the three months ended September 30, 2023 from $106,574 for the three months ended September 30, 2022. The decrease is due to the Company releasing all employees except for the CEO who has an employment agreement with the Company. The payroll for the CEO has been accrued but not paid.

Professional Fees: Professional fees decreased to $19,000 for the three months ended September 30, 2023 compared to $65,500 for the three months ended September 30, 2022. In the prior year legal costs were higher due to activity involving potential acquisitions and costs associated with issues surrounding the proposed reverse split.

Depreciation expense: Depreciation expense was $20,618 for the three months ended September 30, 2023 and for the three months ended September 30, 2022.

Interest Expense: Interest expense for the three months ended September 30, 2023 was $14,376 compared to interest expense of $8,271 in the three months ended September 30, 2022.

Net Loss: As a result of the foregoing, we realized a net loss of $229,365 in the three months ended September 30, 2023 compared to a net loss of $254,649 for the three months ended September 30, 2022.

There was no income tax benefit recorded for the year ended December 31, 2023 or 2022, due to recurring net operating losses.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

Sales Revenue, Cost of Sales and Gross Loss:

Revenues from the sale of our products for the nine months ended September 30, 2023 and 2022 were $42,497 and $8,434, respectively. Revenues in 2023 were generated from the distribution of Boh Bah Inc’s popping boba. Revenues in 2022 were generated from the sale of our CBD tinctures. While additional sales of popping boba were made in the three months ended September 30, 2023, we cannot record these sales until payment is received, which we expect to occur during the fourth quarter.

Costs of sales was $85,610 in the nine months ended September 30, 2023 and $7,507 in the nine months ended September 30, 2022. The Company expenses all packaging material as a cost of sale at the time of purchase. The Company also expenses the purchase of Popping Boba .For the nine months ended September 30, 2023, the Company had a gross loss of $43,113 compared to a gross profit of $927 for the nine months ended September 30, 2022.

General and Administrative Expense: General and administrative expenses for the nine months ended September 30, 2023, increased by $517,194, to $798,056 as compared to $280,862 for the nine months ended September 30, 2022. Increase is due to the issuance of options with an option expense of $716,854 in the nine months ended September 30, 2023 compared to no options being issued in the nine months ended September 30, 2022.

Payroll and Related: Payroll and related decreased by $147,125 to $168,561 for the nine months ended September 30, 2023 from $315,686 for the nine months ended September 30, 2022. Due to a lack of funds, all employees except the CEO were released. The CEO has an employment agreement and his payroll has been accrued during the period but not paid.

Professional Fees: Professional fees decreased to $60,000 from $89,400 for the nine months ended September 30, 2023. The decrease is due to a reduction in legal costs. In the prior year legal costs were higher due to work around potential acquisitions and costs associated with issues surrounding the proposed reverse split.

Depreciation expense: Depreciation expense was $61,854 for the nine months ended September 30, 2023 compared to a depreciation expense of $61,458 for the nine months ended September 30, 2022.

Interest Expense: Interest expense for the nine months ended September 30, 2023 was $38,801 an increase of $17,856 from the interest expense of $20,945 in the nine months ended September 30, 2022. The increase is due to additional loans the Company had to take out in order to pay operating expenses and make an investment in Boh Bah Inc.

Net Loss: As a result of the foregoing, we realized a net loss of $1,170,385 in the nine months ended September 30, 2023 compared to a net loss of $767,424 for the nine months ended September 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have raised capital through the public and private sale of debt and equity and funding from collaborative arrangements. At September 30, 2023, we had cash of $987 and a negative working capital of $2,345,044.

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

Item 4. Controls And Procedures

As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023.

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

Date: November 17, 2023

REAL BRANDS, INC.

By: /s/ Thom Kidrin
President and CEO

By: /s/ Christopher Ryan
Chief Financial Officer

