Form 10-K
period 2023-12-31
Real Brands, Inc.
filed 2024-04-01
CIK 1084133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked closing price of such common equity, as of June 30, 2023 (closing price was $0.008) was approximately $21,525,122.

As of March 28, 2024, 2,690,640,226 shares of the Issuer's Common Stock were outstanding.

Table of Contents	1

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

Table of Contents	2

PART I

ITEM 1. BUSINESS.

General

Real Brands Inc. (“RLBD”, “Real Brands”, or the “Company”) is a publicly traded, vertically integrated, early entrant (2017) in the hemp-derived cannabinol (“CBD”) market that specializes in hemp CBD oil/isolate extraction, wholesaling of CBD oils and isolate, manufacturing, production and sales of hemp-derived CBD consumer, celebrity brands, and white label products. The Company has not resumed operations in the CBD market since the pandemic although we retain our ability to do so. The Company has become a distributor of Popping Boba through it’s relationship with Boh Bah Inc. Real Brands is listed in the Over the Counter Pink Sheets (“OTCPK”) under the symbol “RLBD”.

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

Table of Contents	3

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

Our Strategy

We intend to grow our business by trying to engage in some or all of the following:

•	Launching multiple web-based platforms to educate and sell direct to consumers the Company’s owned brands that focus on CBD derived from hemp products.

•	Continuing to develop and expand our own proprietary branded retail line of products.

•	Investing in other entities with hemp-based products we can supply our CBD distillate and isolate ingredients to that are deemed strategic, and/or add economies of scale.

•	Pursue acquisitions within our current core product offerings to extend our geographic reach and expand our product offerings.
Table of Contents	4

•	Licensing our products to create additional revenue streams.

•	Joint venture, develop and market celebrity brand lines.

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

Table of Contents	5

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

Employees

As of December 31, 2023, we had one full time employee.

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

Table of Contents	6

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

We believe the risks associated with COVID-19 have significantly diminished during the year ended December 31, 2023. However, the risk of future contagious disease outbreaks remains a significant risk factor for us which could result in economic turmoil. Should a recession occur, either as a result of a pandemic, lack of stability, armed conflicts in various countries or for any other reason, we can expect that our sales, net income and cash flows will be negatively impacted.

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

Table of Contents	7

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

Table of Contents	8

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

Table of Contents	9

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

Table of Contents	10

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

Acquisitions involve numerous risks, any of which could harm our business, including:

•	anticipated benefits may not materialize as rapidly as we expect, or at all;

•	diversion of management time and focus from operating our business to address acquisition integration challenges;

•	retention of employees from the acquired company;

•	cultural challenges associated with integrating employees from the acquired company into our organization;

•	integration of the acquired company’s accounting, management information, human resources and other administrative systems;

•	the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies; and

•	litigation or other claims in connection with the acquired company, including claims from terminated employees, former stockholders or other third parties.
Table of Contents	11

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

Table of Contents	12

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

Table of Contents	13

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

Table of Contents	14

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

The market price of our common stock can experience high levels of volatility. Following the effectiveness of this registration, the market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control and may not be related to our operating performance, including:

•	announcements of new advertising campaigns, client relationships, acquisitions or other events by us or our competitors;

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market price and trading volume of hemp/cannabis companies in general;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes or fluctuations in our results of operations;

•	whether our results of operations meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	litigation involving us, our industry, or both;

•	regulatory developments in the industry in general and in the specific regions in which we operate;

•	general economic conditions and trends, including inflation, whether from acts of terror, international war or conflicts, or otherwise;

Table of Contents	15

•	major catastrophic events, including specifically weather related as it impacts agricultural products and health related resulting from the consequences of a pandemic;

•	lock-up releases or sales of large blocks of our common stock;

•	departures of key employees; or

•	an adverse impact on the company from any of the other risks cited herein.

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

Provisions in our certificate of incorporation and bylaws (which can be amended without shareholder approval), currently have, or may be amended in the future to contain, provisions which may have the effect of delaying or preventing a change of control or changes in our management. Some of these provisions are and may be to:

•	authorize our board of directors to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock and up to 1,320,470,885 shares of authorized common stock;

•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•	specify that special meetings of our stockholders can be called only by the chair of our board of directors or by the secretary upon the direction of our board of directors;

•	establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;

Table of Contents	16

•	provide that vacancies on our board of directors may, except as otherwise required by law, be filled only by a majority of directors then in office, even if less than a quorum; and

•	require the approval of the holders of at least a majority of the voting power of all outstanding shares of voting stock in order for our stockholders to amend or repeal our bylaws.

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

Table of Contents	17

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

Table of Contents	18

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

Table of Contents	19

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

Table of Contents	20

ITEM 1C. CYBER SECURITY.

The Company currently does not have operations in which the internet is utilized. Once operations commence we will contract with a data center that is current on their cyber security policies and practices.

ITEM 2. DESCRIPTION OF PROPERTIES.

Real Brands’ headquarters is the recently renovated CASH owned building and hemp processing facility at 12 Humbert St., in North Providence, RI.

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

ITEM 4. MINE SAFETY DISCLOSURES.

N/A

Table of Contents	21

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common shares currently trade on the OTCPK under the symbol RLBD. On February 8, 2023, we had 2,690,640,226 shares of our common stock outstanding. In addition, we have granted an aggregate of 144,654,420 options exercisable at a price of $0.007, an aggregate of  144,375,259 options exercisable at a price of $0.0267 per share, an aggregate of 4,000,000 options exercisable at a price of $0.011 per share and there are 42,027,472 shares underlying two convertible notes.

The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock on this exchange. OTC market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year Ended December 31, 2023:	High	Low
First quarter	$0.0097	$0.0066
Second quarter	$0.0094	$0.0053
Third quarter	$0.0085	$0.0051
Fourth quarter	$0.0058	$0.0023

Year Ended December 31, 2022:	High	Low
First quarter	$0.05	$0.025
Second quarter	$0.0325	$0.016
Third quarter	$0.095	$0.02
Fourth quarter	$0.0115	$0.008

Holders

As of December 31, 2023, we had 553 shareholders of record of our common stock and an unknown, but assumed to be significant, number of additional holders in “street name”.

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

Recent Sales of Unregistered Securities

The Company did not sell any shares of its common stock during 2023.

As of December 31, 2023, the Company had 2,690,640,226 shares of its common stock outstanding.

Table of Contents	22

Company Equity Compensation Plans

The following table sets forth information as of December 31, 2023 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by stockholders	—	—	—

Equity compensation plans not approved by stockholders	294,029,679	$0.0167	305,970,321

Total	294,029,679	$0.0167	305,970,321

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

Table of Contents	23

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

Table of Contents	24

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

Property and Equipment

On February 15, 2020 the Company purchased DePetrillo Real Estate Holdings, LLC, a Rhode Island Limited Liability Company having as its only asset the building at 12 Humbert Street in North Providence Rhode Island. The building is the Company’s headquarters and a hemp processing facility. The purchase price of the building was 2 million shares of CASH common stock, $25,000 in cash and the assumption of the mortgage which at the time was $189,916. The prior owner agreed to put the $25,000 payment into building improvements. The building and land were appraised at $475,000. The building is being depreciated over 15 years on a straight-line basis starting October 1, 2021. Depreciation expense on the building for the year ended December 31, 2023 was $30,084.

The Company made $785,823 in building improvements since purchasing the building. Building improvements is being depreciated over 15 years commencing from the completion of the work, October 1, 2021. Depreciation expense on building improvements for the year ended December 31, 2023 was $52,388.

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of five years. On December 31, 2021 the Company wrote down the value of the equipment to $0 because the equipment had been sitting idle for over a year. Total depreciation expense for the year ended December 31, 2023 was $82,472. Expenditures for repairs and maintenance are expensed as incurred.

Table of Contents	25

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

Table of Contents	26

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises that are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the year ended December 31, 2023 and 2022, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The Company had 294,029,679 and 42,027,472 potentially dilutive options and convertible securities, respectively, that have been excluded from the computation of diluted weighted-average shares outstanding as of December 31, 2023, and 154,518,887 and 30,192,079 potentially dilutive options and convertible securities, respectively, that have been excluded from the computation of diluted weighted-average shares outstanding as of December 31, 2022, as they would be anti-dilutive.

Table of Contents	27

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

The Company records its derivative activities at fair value. As of December 31, 2023, no derivative liabilities are recorded.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2023.

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

Table of Contents	28

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

Subsequent Events

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

Components of Statements of Operations

Revenue

Product revenue consists of sales of Popping Boba to distributors. Once a purchase order is received, the order is packaged and shipped directly from Boh Bah Inc.to the customer. Depending on the customer, some orders are paid at the time of purchase and others have terms. We recognize the revenue when the order is delivered and received by the customer for those orders that are prepaid. For purchase orders with terms we recognize the revenue after payment is made by the customer.

Cost of Goods Sold

Cost of goods sold represents our cost of the Popping Boba.

We expect our cost of goods sold per unit to decrease as our volumes increase.

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

Table of Contents	29

Professional Fees

Professional fees consist of legal fees and audit fees.

Interest Expense

Interest expense consists primarily of interest from notes due to debtholders and interest on the mortgage.

Liquidity and Capital Resources

We had limited operations during 2023 due to a lack of funds to purchase inventory and to market our products. We continue to pursue additional sources of capital though we have no current arrangements with respect to, or sources of, additional financing at this time and there can be no assurance that any such financing will become available. We will need to raise additional capital in order to execute on our business plan. We intend on raising additional capital in the short term by selling equity through private placements.

Table of Contents	30

RESULTS OF OPERATIONS

Year ended December 31, 2023 compared to year ended December 31, 2022

Revenue was $60,453 for the year ended December 31, 2023 and $11,133 for the year ended December 31, 2022.  Revenues in 2023 were generated from the distribution of Boh Bah Inc’s popping boba. Revenues in 2022 were generated from the sale of our CBD tinctures. While additional sales of popping boba were made during the year, we cannot record these sales until payment is received, which we expect to occur during the first quarter of 2024. We still need to raise a sufficient amount of capital to provide the resources required that would enable us to execute our business plan.

Cost of goods sold increased by $78,103 from $7,507 for the year ended December 31, 2022 to $85,610 for the year ended December 31, 2023. The increase is attributable to the sale of the Popping Boba. The cost of the Popping Boba which we cannot record as a sale until payment is received is included in the cost of goods sold as of December 31, 2023.

General and administrative (G & A) expenses increased by $643,131 from $252,305 to $895,436 for the year ended December 31, 2023.   Increase is due to the issuance of options with an option expense of $777,890 in the year ended December 31, 2023 compared to no options being issued in the year ended December 31, 2022.

Professional fees expenses decreased by $64,320 from $122,570 to $58,250 for the year ended December 31, 2023.   The decrease is due to a reduction in legal costs. In the prior year legal costs were higher due to work around potential acquisitions and costs associated with issues surrounding the proposed reverse split.

Payroll and related expenses decreased by $207,800 to $212,311 from $420,112 for the year ended December 31, 2023. Due to a lack of funds, all employees except the CEO were released. The CEO has an employment agreement and his payroll has been accrued during the period but not paid.

For the year ended December 31, 2023, the Company had interest expense of $55,176. For the year ended December 31, 2022, the Company had interest expense of $32,507.

For the year ended December 31, 2023, the Company had a warrant expense of $3,549 for warrants issued to extend the term of the convertible debt. Warrant expense for the year ended December 31, 2022 was $0.

As a result of the foregoing, we had a net loss of $1,332,351 for the year ended December 31, 2023 compared to a net loss of $905,944 for the year ended December 31, 2022.

Table of Contents	31

Liquidity and Capital Resources

As of December 31, 2023, the Company had cash and cash equivalents of $79,345 as compared to $2,845 as of December 31, 2022, representing a increase of $76,500.

As of December 31, 2023, the Company had a working capital deficit of $2,425,881 as compared to a working capital deficit of $1,808,830 as of December 31, 2022, representing an increase in the deficit of $617,051.

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

Table of Contents	32

ITEM 8. FINANCIAL STATEMENTS.

Table of Contents	33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Real Brands, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Real Brands, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity (accumulated deficit), and cash flows for the years ended and the related notes to the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Contents	34

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern

Due to the net loss, negative cash flows from operations for the year, and working capital deficiency, the Company evaluated the need for a going concern listed in note 1.

Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses, which are not able to be easily substantiated.

We evaluated the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2023. Firm ID 2738

The Woodlands, TX

April 1, 2024

Contents	35

REAL BRANDS INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2023 AND DECEMBER 31, 2022

	Audited	Audited
	31-Dec-23	31-Dec-22
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79,345	$2,845
Accounts receivables	—	750
Total current assets	79,345	3,595

Deposits	530	530
Property and equipment - net of depreciation	1,075,262	1,157,734
Investment Boh Bah Inc.	125,000	—
TOTAL ASSETS	$1,280,137	$1,161,859

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$550,851	$476,543
Accrued expenses related party	930,930	675,349
Loan payable	215,672	75,000
Loan payable related party	394,105	273,605
Convertible note payable related party	300,000	200,000
Notes payable	43,003	43,003
Mortgage payable short term	25,040	23,300
Contingent liabilities	45,625	45,625
TOTAL CURRENT LIABILITIES	2,505,226	1,812,425

LONG TERM LIABILITIES
Mortgage payable long term	78,718	102,329
Total Long Term Liabilities	78,718	102,329

TOTAL LIABILITIES	2,583,946	1,914,754

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.001 par value; 3,998,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 2,690,640,226 shares issued and outstanding as of December 31, 2023 and December 31, 2022.	2,690,640	2,690,640
Common stock subscribed, 6,806,011 shares at December 31, 2023 and December 31, 2022.	96,403	96,403
Additional paid-in capital	9,816,056	9,034,617
Accumulated deficit	(13,906,906)	(12,574,555)

TOTAL STOCKHOLDERS’ DEFICIT	(1,303,807)	(752,895)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,280,137	$1,161,859

See the accompanying notes to these unaudited consolidated financial statements.

Contents	36

REAL BRANDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022
AUDITED

	2023	2022
REVENUE:
Revenues	$60,453	$11,133
Total revenue	60,453	11,133
Cost of goods sold	85,610	7,507
Gross profit (loss)	(25,157)	3,626

OPERATING EXPENSES:
General and administrative	895,436	252,305
Professional fees	58,250	122,570
Payroll and related	212,311	420,112
Total operating expenses	1,165,977	794,987

Operating loss	(1,191,154)	(791,361)

OTHER INCOME (EXPENSES):
Depreciation expense	(82,472)	(82,076)
Warrant expense	(3,549)	—
Interest expense	(55,176)	(32,507)
Total other (expenses) income	(141,197)	(114,583)

LOSS FROM OPERATIONS	(1,332,351)	(905,944)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(1,332,351)	$(905,944)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS**	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING	2,690,640,226	2,680,730,333

** Less than $0.01 per share

See the accompanying notes to these unaudited consolidated financial statements.

Contents	37

REAL BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2022 AND 2023

	Preferred Stock				Common	Additional
	Series A		Common Stock		Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	TOTAL

Balance December 31, 2021	1,000,000	1,000	2,677,529,115	2,677,529	96,403	8,881,728	(11,668,611)	(11,951)

Sale of IP	(1,000,000)	(1,000)	—	—	—	61,205	—	60,205
Issuance of common stock for cash	—	—	3,111,111	3,111		61,889	—	65,000
Lost stop file made active	—	—	10,000,000	—	—	—	—	—
Issuance of common stock				10,000		29,795		39,795
Net loss for the year ended December 31, 2022	—	—	—	—	—	—	(905,944)	(905,944)
Balance December 31, 2022	—	—	2,690,640,226	2,690,640	96,403	9,034,617	(12,574,555)	(752,895)

Balance December 31, 2022	—	—	2,690,640,226	2,690,640	96,403	9,034,617	(12,574,555)	(752,895)

Issuance of stock options	—	—	—	—	—	777,890	—	777,890
Warrant expense	—	—	—	—	—	3,549	—	3,549
Net loss for the year ended December 31, 2023	—	—	—	—	—	—	(1,332,351)	(1,332,351)

Balance December 31, 2023	—	—	2,690,640,226	2,690,640	96,403	9,816,056	(13,906,906)	(1,303,807)

See the accompanying notes to these unaudited consolidated financial statements.

Contents	38

REAL BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022
AUDITED

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,332,351)	$(905,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Option expense	777,890	—
Warrant expense	3,549	—
Stock based compensation	—	—
Depreciation expense	82,472	82,076
Changes in operating assets and liabilities:
Accounts receivable	750	148
Prepaid expenses	—	—
Accounts payable and accrued expenses	329,889	292,233
Loan payable related party	—	—
Contingency liabilities	—	—
Net cash used in operating activities	(137,801)	(531,488)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Boh Bah Inc.	(125,000)	—
Net cash provided by (used in) investing activities	(125,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Convertible note payable related party	100,000	—
Loan payable	140,672	75,000
Loan payable related party	120,500	140,000
Repayment of mortgage payable	(21,871)	(22,922)
Principle payments on debt	—	(20,000)
Proceeds from sale of common stock	—	165,000
Net cash provided by financing activities	$339,301	$337,078

NET CHANGE IN CASH AND CASH EQUIVALENTS	$76,500	$(194,410)

CASH AND CASH EQUIVALENTS, beginning of period	$2,845	$197,255

CASH AND CASH EQUIVALENTS, end of period	$79,345	$2,845

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$6,204	$7,732
Cash paid for income taxes	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Cancellation of preferred stock	$—	$1,000
Conversion of account payable to note payable	$—	$55,753

See the accompanying notes to these unaudited consolidated financial statements.

Contents	39

REAL BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Contents	40

Going concern

The ability of the Company to obtain necessary financing to build its sales, brand, marketing and distribution and fund ongoing operating expenses is uncertain. The ability of the Company to generate sales revenue to offset the expenses and obtain profitability is uncertain. The Company had a net loss as of December 31, 2023 and 2022, of $1,332,351 and $905,944, respectively. These material uncertainties cast doubt on the Company’s ability to continue as a going concern. In the event the Company’s revenues do not significantly increase, the Company will require additional financing from time to time, which it intends to obtain through the issuance of common shares, debt, bonds, grants and other financial instruments. While the Company has been successful in raising funds through the issuance of common shares and obtaining debt in the past, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be available on acceptable terms and while the Company believes that its revenues will increase it does not currently expect them to generate sufficient cash in the immediate future.

Liquidity

As of December 31, 2023, the Company had cash and cash equivalents of a $79,345 as compared to $2,845 as of December 31, 2022, representing an increase of $76,500. As of December 31, 2023, the Company had a working capital deficit of $2,425,881 as compared to a working capital deficit of $1,808,830 as of December 31, 2022, representing an increase in the deficit of $617,051.

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

Contents	41

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

Contents	42

Property and Equipment

On February 15, 2020 the Company purchased DePetrillo Real Estate Holdings, LLC, a Rhode Island Limited Liability Company having as it’s only asset the building at 12 Humbert Street in North Providence Rhode Island. The building is the Company’s headquarters and a hemp processing facility. The purchase price of the building was 2 million shares of CASH common stock, $25,000 in cash and the assumption of the mortgage which at the time was $189,916. The prior owner agreed to put the $25,000 payment into building improvements. The building and land were appraised at $475,000. The building is being depreciated over 15 years on a straight-line basis starting October 1, 2021, the date building improvements were completed. Depreciation expense on the building for the year ended December 31, 2023 was $30,084.

Building improvements is being depreciated over 15 years commencing from the completion of the work, October 1, 2021. Depreciation expense on building improvements for the year ended December 31, 2023 was $52,388.

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

Revenue Recognition

The Company follows ASC 606 Revenue from Contracts with Customers which establishes a single and comprehensive framework and sets out how much revenue is to be recognized, and when. The core principle is that a vendor should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the vendor expects to be entitled in exchange for those goods or services. Revenue will now be recognized by a vendor when control over the goods or services is transferred to the customer. In contrast, Revenue based revenue recognition is around an analysis of the transfer of risks and rewards; this now forms one of a number of criteria that are assessed in determining whether control has been transferred. The application of the core principle in ASC 606 is carried out in five steps: Step 1 – Identify the contract with a customer: a contract is defined as an agreement (including oral and implied), between two or more parties, that creates enforceable rights and obligations and sets out the criteria for each of those rights and obligations. The contract needs to have commercial substance and it is probable that the entity will collect the consideration to which it will be entitled. Step 2 – Identify the performance obligations in the contract: a performance obligation in a contract is a promise (including implicit) to transfer a good or service to the customer. Each performance obligation should be capable of being distinct and is separately identifiable in the contract. Step 3 – Determine the transaction price: transaction price is the amount of consideration that the entity can be entitled to, in exchange for transferring the promised goods and services to a customer, excluding amounts collected on behalf of third parties. Step 4 – Allocate the transaction price to the performance obligations in the contract: for a contract that has more than one performance obligation, the entity will allocate the transaction price to each performance

Contents	43

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

Contents	44

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises that are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the years ended December 31, 2023 and 2022, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The Company had 294,029,679 and 42,027,472 potentially dilutive options and convertible securities, respectively, that have been excluded from the computation of diluted weighted-average shares outstanding as of December 31, 2023, and 154,518,887 and 30,192,079 potentially dilutive options and convertible securities, respectively, that have been excluded from the computation of diluted weighted-average shares outstanding as of December 31, 2022, as they would be anti-dilutive.

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

The Company records its derivative activities at fair value. As of December 31, 2023, no derivative liabilities are recorded.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2023.

Contents	45

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

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any additional recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

NOTE 3. ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

At December 31, 2023 the Company has no accounts receivables. The Company did not have an allowance for doubtful accounts at December 31, 2023. The Company does not accrue interest receivable on past due accounts receivable.

NOTE 4. INVENTORY

At December 31, 2023 the inventory was $0. Pre-packaged products and packaging materials are expensed as incurred.

NOTE 5. DEPOSITS

The Company has a deposit in the amount of $530 with a utility company.

Contents	46

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment is comprised of a building, land and building improvements.

The building and land were appraised at $475,000. The building is being depreciated over 15 years on a straight-line basis starting October 1, 2021, the date the building improvements were completed on the building. Depreciation expense on the building for the year ended December 31, 2023 was $30,084.

Building improvements is being depreciated over 15 years commencing from the completion of the work, October 1, 2021. Depreciation expense on building improvements for the year ended December 31, 2023 was $52,388.

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of five years.

	December 31,	December 31,
	2023	2022

Building	$475,000	$475,000
Building Improvements	785,823	785,823
Gross fixed assets	1,260,823	1,260,823
Less: Accumulated Depreciation	185,560	103,089
Net Fixed Assets	$1,075,262	$1,157,734

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

	December 31,	December 31,
	2023	2022

Accounts payable	$140,769	$98,720
Accrued expenses	392,278	371,935
Accrued interest	17,332	3,621
Credit cards payable	472	2,267
	$550,851	$476,543

Contents	47

NOTE 8. ACCRUED EXPENSES – RELATED PARTY

At December 31, 2023, accrued expenses related parties was $930,930.

Such amount included, to its CEO, Thom Kidrin, $592,308 in accrued salary and $56,694 in accrued interest on a loan with principal balance of $394,105 (see Note 10) and a convertible note with a principal balance of $100,000 (see Note 11) and an additional $59,928 in accrued interest on a convertible note from Worlds Inc., with a principal balance of $200,000 (see Note 11). In addition, the Company owed $215,000 to its CFO, Chris Ryan, and $7,000 to Dr. Rammal.

NOTE 9. MORTGAGE PAYABLE

As of December 31, 2023, the following mortgage was outstanding:

	Mortgage payable	Accrued interest

Mortgage payable (6.31%)	103,758	—
Total	$103,758	$—

NOTE 10. LOAN PAYABLE – RELATED PARTY

A loan was provided by the CEO, Thom Kidrin, at an interest rate of 7%. The loan balance at December 31, 2023 was $394,105 with accrued interest of $56,694.

NOTE 11. CONVERTIBLE NOTES PAYABLE - RELATED PARTY

The Company has issued a convertible note payable related party in the amount of $200,000.  The convertible note has a 7% annual interest rate and matured on October 15, 2021. Interest and principal are payable at maturity. The note can be converted at any time and either all or part of the amount due into equity at a price of $0.50 per share. If converted into common stock, the related party would own 1% of Company based upon the current number of shares outstanding. The related party holding the convertible note is Worlds Inc. Messrs. Kidrin and Toboroff are Directors of Worlds Inc. and Mr. Kidrin is the CEO and Mr. Ryan is the CFO of Worlds Inc. On October 15, 2021, the convertible note was extended to October 15, 2023.  On October 15, 2023 the convertible note was extended again to October 15, 2025. All other terms remain the same.  As consideration for extending the maturity date two years, the Company issued one million warrants to purchase the Company’s stock at a purchase price $0.01 per share.  The Company recorded a warrant expense of $3,549 for the warrants granted with the second extension.

As of December 31, 2023, the Company incurred $59,928 in interest expense on the convertible note with Worlds Inc.

The Company has issued a second convertible note payable related party in the amount of $100,000.  The convertible note has a 7% annual interest rate and matures on November 15, 2025. Interest and principal are payable at maturity. The note can be converted at any time and either all or part of the amount due into equity at a price of $0.01 per share. The related party holding the convertible note is Thom Kidrin the CEO.

As of December 31, 2023, the Company incurred $914 in interest expense on the convertible note with Thom Kidrin.

Contents	48

NOTE 12. STOCKHOLDER’S EQUITY

Common Stock

As of December 31, 2023, the Company had 2,690,640,226 shares of its common stock outstanding.

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

In March 2023 as consideration for deferring his compensation over the last two years, Thom Kidrin, the Chairman and CEO, was granted five-year non-qualified stock options to purchase 50,000,000 shares of the Company’s common stock at an exercise price of $0.007, equal to the last reported trading price of our common stock on the date of grant (i.e. 3/22/23) and to vest immediately.

During the year ended December 31, 2023, the Company expensed stock based compensation in the amount of $777,890 (2022 - $0) related to stock options that vested during the period as general and administrative fees on the consolidated statement of operations.

The Company has outstanding the following stock options as of December 31, 2023.

	Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years
Outstanding
	$0.007	144,654,420	4.22
	$0.011	4,000,000	1.25
	$0.0267	6,143,628	1.00
	$0.0267	92,154,421	1.75
	$0.0267	46,077,210	1.83
	$0.01	1,000,000	1.79
Total		294,029,679
Exercisable
	$0.007	144,654,420	4.22
	$0.011	4,000,000	1.25
	$0.0267	6,143,628	1.00
	$0.0267	92,154,421	1.75
	$0.0267	46,077,210	1.83
	$0.01	1,000,000	1.79
Total		294,029,679

During the year ended December 31, 2023, the Company recorded a stock option expense of $777,890 representing the options issued during the period that have fully vested.

Contents	49

NOTE 14. COMMITMENTS AND CONTINGENCIES

The Company is committed to an employment agreement with Thom Kidrin, its President and CEO. Mr. Kidrin entered into the employment agreement with CASH on November 26, 2018. The employment agreement provides for a base salary of $175,000 per year. Mr. Kidrin is entitled to participate in any stock, stock option or other equity participation plan and any profit-sharing, pension, retirement, insurance, or other employee benefit plan generally available to the executive officers of the Company. The employment agreement was extended under the same terms for an additional five years.

The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at the time are considered to be material to the Company’s business or financial condition.

NOTE 15 - INCOME TAXES

At December 31, 2023, the Company had federal and state net operating loss carry forwards of approximately $5,632,434 that expire in various years through the year 2043.

Due to net operating loss carry forwards and operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2023 and 2022.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2023 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $5,632,434 less a valuation allowance in the amount of approximately $5,632,434. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $151,011 for the year ended December 31, 2023 and increased by approximately $235,545 for the year ended December 31, 2022.

The Company’s total deferred tax asset as of December 31, 2023, and 2022 are as follows:

	2023	2022
Net operating loss carry forwards	5,632,434	5,482,345
Valuation allowance	(5,632,434)	(5,482,345)
Net deferred tax asset	—	—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022
Income tax computed at the federal statutory rate	21%	21%
Income tax computed at the state statutory rate	5%	5%
Valuation allowance	(26)%	(26)%
Total deferred tax asset	—	—

Contents	50

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

NOTE 16.  SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any additional recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed.

Contents	51

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

Table of Contents	52

1.	As of December 31, 2023, we did not maintain effective controls over the control environment. Due to lack of funds the Company’s account department is currently under staffed.

2.	As of December 31, 2023, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of December 31, 2023, we did not establish a formal written policy for the approval, identification and authorization of related party transactions.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

This requirement was not met by March 22, 2023, so the Company’s common stock was removed from the OTCQB marketplace. Our common shares currently trade on the OTCPK under the symbol RLBD.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

Table of Contents	53

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of our directors and executive officers. Our directors are elected for a twelve-month term and serve until the next annual meeting of stockholders.  Except for Mr. Kidrin, all of our directors are independent.

Name	Age	Position
Thomas Kidrin	71	President, Chief Executive Officer, Secretary, Treasurer, Director
Christopher J. Ryan	63	Vice President-Finance, Principal Accounting and Chief Financial Officer
James Dobbins	64	Director, Chairman of the Audit Committee
Jeffrey B. Engel	62	Director
Peter N. Christos	66	Director
Leonard Toboroff	89	Director
Frederic Granoff	65	Director

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

Table of Contents	54

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

Table of Contents	55

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

Audit Committee

Our audit committee oversees our corporate accounting and financial reporting process. Among other matters, the audit committee:

•	appoints our independent registered public accounting firm;

•	evaluates the independent registered public accounting firm’s qualifications, independence and performance;

•	determines the engagement of the independent registered public accounting firm;

•	reviews and approves the scope of the annual audit and the audit fee;

•	discusses with management and the independent registered public accounting firm the results of the annual audit and the review of our quarterly financial statements;

Table of Contents	56

•	approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services;

•	is responsible for reviewing our financial statements and our management’s discussion and analysis of financial condition and results of operations to be included in our annual and quarterly reports to be filed with the SEC;

•	reviews our critical accounting policies and estimates; and

•	reviews the audit committee charter and the committee’s performance at least annually.

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

Table of Contents	57

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us during the fiscal periods ending December 31, 2023, and 2022, to our chief executive officer, chief financial officer and to our other most highly compensated executive officers whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE (1)(2)
Name and principal position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Securities underlying options (g)	All Other Compensation ($) (i)	Total ($) (j)
Thomas Kidrin President and CEO	2023	$0	(3)			$308,286			$308,286	(3)
	2022	$0	(3)			$0			$0	(3)

Chris Ryan, CFO	2023	$0	(4)			$0			$0
	2022	$0	(4)			$0			$0

(1) The above compensation does not include other personal benefits, the total value of which do not exceed $10,000.

(2) Pursuant to the regulations promulgated by the SEC, the table omits columns reserved for types of compensation not applicable to us.

(3) Mr. Kidrin has an employment agreement effective November 26, 2018 with a base annual salary of $175,000.  Mr. Kidrin has deferred his compensation for 2023 and 2022.

(4) Mr. Ryan has deferred his compensation for 2023 and 2022.

Stock Option Grants

The following table sets forth information as of December 31, 2023 concerning unexercised options, unvested stock and equity incentive plan awards the executive officers named in the Summary Compensation Table.

Table of Contents	58

OUTSTANDING EQUITY AWARDS AT YEAR-ENDED DECEMBER 31, 2023

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plans Awards: Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price		Option Expiration Date

Thom Kidrin	50,000,000	0	0	0.0	07	3/21/28
Christopher Ryan	0	0	0	0		0

Compensation of Directors

The following table sets forth information concerning the compensation paid to each of our non-employee directors during 2023 for their services rendered as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)

Leonard Toboroff	0	0	116,723	0	116,723
Peter Christos	0	0	116,723	0	116,723
James Dobbins	0	0	116,723	0	116,723
Jeffrey B. Engel	0	0	116,723	0	116,723
Frederic Granoff	0	0	116,723	0	116,723

(1)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2023 fiscal year for the fair value of stock options granted to the named director in fiscal year 2023, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized from these awards by the named director.

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

Table of Contents	59

Change of Control (as defined in the employment agreement) has occurred, he shall be entitled to receive, upon satisfaction of the certain conditions an amount equal to twice the then base salary. The employment agreements contain customary confidentiality, non-compete and non-solicitation provisions and a “best pay” provision under Section 280G of the Internal Revenue Code, pursuant to which any “parachute payments” that become payable will either be paid in full or reduced so that such payments are not subject to the excise tax under Section 4999 of the Internal Revenue Code. Mr Kidrin’s terms of employment have continued on the same terms as his employment agreement after the original five year term expired.

Stock Option Plan

We have reserved 82,251,368 shares of our common stock to be issued under our 2021 Equity Incentive Plan. The number of shares that will be reserved for issuance under our 2021 Equity Incentive Plan will increase automatically on January 1 of each of 2023 through 2032 by the number of shares equal to 5% of the total outstanding shares of our common stock as of the immediately preceding December 31. However, our board of directors may reduce the amount of the increase in any particular year.

Compensation Committee Interlocks and Insider Participation

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 20, 2024, certain information with respect to the beneficial ownership of Common Stock by (i) each Director, nominee and executive officer of us; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 2,690,640,226 shares of common stock outstanding as of such date.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF MARCH 20, 2024

Name & Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner		% of Class(2)

Thomas Kidrin	560,937,611	(3)	20.5%
Christopher Ryan	165,471,440		6.1%
Turning Point Brands Inc.	611,255,410		22.7%
Tom DePetrillo	219,332,824		8.2%
Frederick Granoff	126,133,635	(4)	4.6%
Jeffrey B. Engel	100,964,295	(4)	3.7%
James Dobbins	65,008,094	(4)	2.4%
Leonard Toboroff	89,795,673	(5)	3.3%
Peter N. Christos	111,877,851	(6)	4.1%
All directors and executive officers as a group (seven persons)	2,050,776,833	(7)

(1) Unless stated otherwise, the business address for each person named is Real Brands Inc., 12 Humbert St., North Providence, RI 02911.

Table of Contents	60

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

(3) Includes 50,000,000 currently exercisable stock options.

(4) Includes 65,008,094 currently exercisable stock options.

(5) Includes 25,074,512 stock options which are currently exercisable.

(6) Includes 18,930,884 stock options which are currently exercisable.

(7) Includes 289,029,679 stock options which are currently exercisable.

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

The Company has incurred $59,928 in interest expense on the note through December 31, 2023.

A loan was provided by the CEO, Thom Kidrin, at an interest rate of 7%. The loan balance at December 31, 2023 was $384,605 with accrued interest of $55,780.

The Company is committed to a convertible note payable to Thom Kidrin the CEO in the amount of $100,000.  The convertible note has a 7% annual interest rate and matures on November 15, 2025. Interest and principal are payable at maturity. The note can be converted at any time and either all or part of the amount due into equity at a price of $0.01 per share.

The Company has incurred $914 in interest expense on the note through December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed For Audit and Non-Audit Services

Table of Contents	61

The following table represents the aggregate fees billed for professional audit services rendered by the independent auditors. L&L CPAs PA (“L&L”), was our independent auditor for the year ended December 31, 2021 and performed the quarterly reviews for 2022. M&K CPAS PLLC was engaged to perform the audit of our annual financial statements for the year ended December 31, 2022 and 2023. L&L was retained in 2019. L&L sent the Company a resignation letter in November 2022 stating that they will be resigning from the PCAOB and will no longer be able to perform audits of public companies. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2023	2022
	M&K	L&L, M&K
Audit Fees (1)	$24,000 (2)	$20,000
Audit-Related Fees (3)	14,400	10,500
Tax Fees (4)	—	—
All Other Fees (5)	—	—
Total Accounting Fees and Services	$38,400	$30,500

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for the audit firms in 2023 and 2022 relate to (i) the audit of our annual financial statements for the years ended December 31, 2023 and 2022, and (ii) the review of the financial statements included in our filings on Form 10-Q for the first, second and third quarters of 2023 and 2022.

(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Table of Contents	62

ITEM 15. EXHIBITS.

3.1	Certificate of Incorporation (a)

3.2	By-Laws- Restated as Amended (b)

4.1	2007 Stock Option Plan (c)

10.2	Employment Agreement between the Registrant and Thom Kidrin (d)

10.3	Agreement and Plan of Merger dated as of October 22, 2020, by and among the Registrant, CASH Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Registrant (“Merger Sub”), and Canadian American Standard Hemp Inc., a Delaware corporation (f)

10.4	Form of Note between Canadian American Standard Hemp Inc. and Thom Kidrin (g)

14.1	Code of Ethics (e) I

20.1	Subsidiaries (g)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer**

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer**

32.1	Section 1350 Certifications of Chief Executive Officer**

32.2	Section 1350 Certifications of Chief Financial Officer**

101.INS*XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL*XBRL	Taxonomy Extension Calculation Linkbase

101.DEF*XBRL	Taxonomy Extension Definition Linkbase

101.LAB*XBRL	Taxonomy Extension Label Linkbase

101.PRE*XBRL	Taxonomy Extension Presentation Linkbase

(a)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, as amended as described in Proxy Statements on Form DEF 14A filed on June 7, 2013 and May 17, 2016, and incorporated herein by reference.
(b)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, and incorporated herein by reference.
(c)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference.
(d)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 4, 2018, and incorporated herein by reference.
Table of Contents	63

(e)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on April 3, 2008, and incorporated herein by reference.
(f)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-K Amendment No. 1 filed on September 14, 2021, and incorporated herein by reference.
(g)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-K 1 filed on June 21, 2021, and incorporated herein by reference.

** Filed herewith

Table of Contents	64

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2024	REAL BRANDS, INC.
(Registrant)

By:/s/Thomas Kidrin
Name: Thomas Kidrin
Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Thomas Kidrin Thomas Kidrin	President, Chief Executive Officer and Director	April 1, 2024
/s/ Christopher J. Ryan Christopher J. Ryan	Vice President - Finance and Principal Accounting and Financial Officer	April 1, 2024
/s/ James Dobbins James Dobbins	Director	April 1, 2024
/s/ Jeffrey B. Engel	Director	April 1, 2024
/s/ Peter N. Christos Peter N. Christos	Director	April 1, 2024
/s/ Frederick Granoff Frederic Granoff	Director	April 1, 2024

Table of Contents	65