Form 10-Q
period 2024-03-31
Real Brands, Inc.
filed 2024-05-15
CIK 1084133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2024

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

As of May 15, 2024, 2,690,640,226 shares of the Issuer's Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

REAL BRANDS INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2024 AND DECEMBER 31, 2023

	Unaudited	Audited
	31-Mar-24	31-Dec-23
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,422	$79,345
Accounts receivables	—	—
Total current assets	22,422	79,345

Deposits	530	530
Property and equipment - net of depreciation	1,054,644	1,075,262
Investment Boh Bah Inc.	125,000	125,000
TOTAL ASSETS	$1,202,596	$1,280,137

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$550,905	$550,851
Accrued expenses related party	996,961	930,930
Loan payable	215,672	215,672
Loan payable related party	394,105	394,105
Convertible note payable related party	300,000	300,000
Notes payable	43,003	43,003
Mortgage payable short term	25,040	25,040
Contingent liabilities	45,625	45,625
TOTAL CURRENT LIABILITIES	2,571,311	2,505,226

LONG TERM LIABILITIES
Mortgage payable long term	72,505	78,718
Total Long Term Liabilities	72,505	78,718

TOTAL LIABILITIES	2,643,816	2,583,946

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.001 par value; 3,998,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 2,690,640,226 shares issued and outstanding as of March 31, 2024 and December 31, 2023.	2,690,640	2,690,640
Common stock subscribed, 6,806,011 shares at March 31, 2024 and December 31, 2023.	96,403	96,403
Additional paid-in capital	9,830,710	9,816,056
Accumulated deficit	(14,058,973)	(13,906,906)

TOTAL STOCKHOLDERS’ DEFICIT	(1,441,220)	(1,303,807)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,202,596	$1,280,137

See the accompanying notes to these unaudited consolidated financial statements.

REAL BRANDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 and 2023
AUDITED

	2024	2023
REVENUE:
Revenues	$—	$22,247
Total revenue	—	22,247

Cost of goods sold	—	18,000
Gross profit (loss)	—	4,247

OPERATING EXPENSES:
General and administrative	50,948	630,534
Professional fees	19,400	13,000
Payroll and related	44,036	81,061
Total operating expenses	114,384	724,596

Operating loss	(114,384)	(720,348)

OTHER INCOME (EXPENSES):
Depreciation expense	(20,618)	(20,618)
Interest expense	(17,065)	(11,611)
Total other (expenses) income	(37,683)	(32,228)

LOSS FROM OPERATIONS	(152,067)	(752,577)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(152,067)	$(752,577)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS **	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING	2,690,640,226	2,690,640,226

** Less than $0.01 per share

See the accompanying notes to these unaudited consolidated financial statements.

REAL BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2024

	Common Stock		Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Subscribed	Capital	Deficit	TOTAL

Balance December 31, 2022	2,690,640,226	2,690,640	96,403	9,034,617	(12,574,555)	(752,895)

Issuance of stock options	—	—	—	595,445	—	595,445
Net loss for the three months ended March 31, 2023	—	—	—	—	(752,577)	(752,577)

Balance March 31, 2023	2,690,640,226	2,690,640	96,403	9,630,062	(13,327,132)	(910,027)

Balance December 31, 2023	2,690,640,226	2,690,640	96,403	9,816,056	(13,906,906)	(1,303,807)

Issuance of stock options	—	—	—	14,654	—	14,654
Net loss for the three months ended March 31, 2024	—	—	—	—	(152,067)	(152,067)

Balance March 31, 2024	2,690,640,226	2,690,640	96,403	9,830,710	(14,058,973)	(1,441,220)

See the accompanying notes to these unaudited consolidated financial statements.

REAL BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 and 2023
UNAUDITED

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(152,067)	$(752,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Option expense	14,654	595,445
Warrant expense	—	—
Stock based compensation	—	—
Depreciation expense	20,618	20,618
Changes in operating assets and liabilities:
Accounts receivable	—	750
Accounts payable and accrued expenses	66,085	70,338
Net cash used in operating activities	(50,710)	(65,426)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable related party	—	72,000
Repayment of mortgage payable	(6,213)	(5,865)
Net cash used in financing activities	$(6,213)	$66,135

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(56,923)	$708

CASH AND CASH EQUIVALENTS, beginning of period	$79,345	$2,845

CASH AND CASH EQUIVALENTS, end of period	$22,422	$3,553

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,572	$1,920
Cash paid for income taxes	$—	$—

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

Going concern

The ability of the Company to obtain necessary financing to build its sales, brand, marketing and distribution and fund ongoing operating expenses is uncertain. The ability of the Company to generate sales revenue to offset the expenses and obtain profitability is uncertain. The Company had a net loss of $152,067, and $752,577 for the three months ended March 31, 2024 and 2023, respectively. These material uncertainties cast doubt on the Company’s ability to continue as a going concern. In the event the Company’s revenues do not significantly increase, the Company will require additional financing from time to time, which it intends to obtain through the issuance of common shares, debt, bonds, grants and other financial instruments. While the Company has been successful in raising funds through the issuance of common shares and obtaining debt in the past, it is becoming more difficult to do so given the large of number of shares outstanding and there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be available on acceptable terms and while the Company believes that its revenues will increase it does not currently expect them to generate sufficient cash in the immediate future.

Liquidity

As of March 31, 2024, the Company had cash and cash equivalents of a $22,422 as compared to $79,345 as of December 31, 2023. As of March 31, 2024, the Company had a working capital deficit of $2,548,889 as compared to a working capital deficit of $2,425,811 of December 31, 2023, representing an increase in the deficit of $123,008. Plans with respect to its liquidity management include the following:

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) under the accrual basis of accounting. These financial statements are presented in U.S. dollars and are prepared on a historical cost basis, except for certain financial instruments which are carried at fair value. The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2023 in the Form 10-K filed on April 1, 2024. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the Form 10-K have been omitted.

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

Property and Equipment

On February 15, 2020 the Company purchased DePetrillo Real Estate Holdings, LLC, a Rhode Island Limited Liability Company having as its only asset the building at 12 Humbert Street in North Providence Rhode Island. The building is the Company’s headquarters and a processing facility. The purchase price of the building was 2 million shares of CASH common stock and the assumption of the mortgage which at the time was $189,916. The building and land were appraised at $475,000. The building is being depreciated over 15 years on a straight-line basis starting October 1, 2021, the date building improvements were completed. Depreciation expense on the building for the three months ended March 31, 2024 was $7,521.

Building improvements are being depreciated over 15 years commencing from the completion of the work, October 1, 2021. Depreciation expense on building improvements for the three months ended March 31, 2024 was $13,097.

Total depreciation expense for the three months ended March 31, 2024 was $20,618. Expenditures for repairs and maintenance are expensed as incurred.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises that are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the three months ended March 31, 2024 and 2023, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The Company had 352,891,447 and 42,639,222 potentially dilutive options and convertible securities, respectively, that have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2024, and 300,173,307 and 30,622,108 potentially dilutive options and convertible securities, respectively, that have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2023, as they would be anti-dilutive.

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

The Company records its derivative activities at fair value. As of March 31, 2024, no derivative liabilities are recorded.

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

NOTE 3. ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

At March 31, 2024 the Company has no accounts receivables. The Company did not have an allowance for doubtful accounts at March 31, 2024. The Company does not accrue interest receivable on past due accounts receivable.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment are comprised of a building, land, building improvements and furniture and equipment.

The building and land were appraised at $475,000. The building is being depreciated over 15 years on a straight-line basis starting October 1, 2021, the date the building improvements were completed on the building. Depreciation expense on the building for the three months ended March 31, 2024 was $7,521.

Building improvements are being depreciated over 15 years commencing from the completion of the work, October 1, 2021. Depreciation expense on building improvements for the three months ended March 31, 2024 was $13,097.

Total depreciation expense for the three months ended March 31, 2024 was $20,618. Expenditures for repairs and maintenance are expensed as incurred.

	March 31,	December 31,
	2024	2023

Building	$475,000	$475,000
Building Improvements	785,823	785,823
Gross fixed assets	1,260,823	1,260,823
Less: Accumulated Depreciation	(206,178)	(185,560)
Less: Impairments	—	—
Net Fixed Assets	$1,054,644	$1,075,262

NOTE 5. INVESTMENT IN BOH BAH INC.

On July 17, 2023, the Company purchased 2,206 shares in BOH BAH Inc. for $125,000. The investment represents approximately 2% of BOH BAH Inc. As part of the investment, Real Brands was granted a pass-through distribution of 3% of the top line contribution for a period of 3 years. The Company also received warrants to purchase an additional 6,618 shares with 2,206 of the warrants expiring every 20 days from July 11, 2023. None of the tranches of warrants were exercised.

NOTE 6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include normal operating expenses, professional fees and costs remaining to be paid for the build out of the new facility. Included in accrued expenses is a balance for ATS Indian Trace, LLC. ATS Indian Trace, LLC v. the Company was a civil action filed by ATS Indian Trace, LLC in the Circuit Court of Broward County, Florida on July 22, 2015. On November 18, 2015, a (default) Final Judgement was entered in favor of ATS Indian Trace, LLC and against the Company in the amount of $71,069. This judgement is currently outstanding and remains due and owing. ATS Indian Trace, LLC has not taken any enforcement action against the Company for many years. The balance is included in accrued expenses.

	March 31,	December 31,
	2024	2023

Accounts payable	$131,294	$140,769
Accrued expenses	387,655	392,278
Accrued interest	31,200	17,332
Credit cards payable	756	472
	$550,905	$550,851

NOTE 7. ACCRUED EXPENSES – RELATED PARTY

At March 31, 2024, accrued expenses related parties was $996,961.

Such amount included, to its CEO, Thom Kidrin, $636,058 in accrued salary and $65,347 in accrued interest on a loan with principal balance of $394,105 (see Note 9) and a convertible note with a principal balance of $100,000 (see Note 11) and an additional $63,467 in accrued interest on a convertible note from Worlds Inc., with a principal balance of $200,000 (see Note 11). In addition, the Company owed $225,000 in accrued salary to its CFO, Chris Ryan, and $7,000 to Dr. Rammal.

NOTE 8. MORTGAGE PAYABLE

As of March 31, 2024, the following mortgage was outstanding:

	Loan payable	Accrued interest
Mortgage payable (6.31%)	97,545	—
Total	$97,545	$—

Interest expense related to the mortgage payable amounted to $1,572 for the three months ended March 31, 2024.

NOTE 9. LOAN PAYABLE – RELATED PARTY

A loan was provided by the CEO, Thom Kidrin, at an interest rate of 7%. The loan balance at March 31, 2024 was $394,105 with accrued interest of $62,753.

NOTE 10. LOAN PAYABLE

A loan was provided by Providence Capital at an interest rate of 7%. The loan balance at March 31, 2024 was $215,672 with accrued interest of $17,113.

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

As of March 31, 2024, the Company incurred $63,467 in interest expense on the convertible note with Worlds Inc.

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

As of March 31, 2024, the Company incurred $2,683 in interest expense on the convertible note with Thom Kidrin.

NOTE 12. STOCKHOLDER’S EQUITY

Common Stock

The Company did not issue any equity during the three months ended March 31, 2024.

As of March 31, 2024, the Company had 2,690,640,226 shares of its common stock outstanding.

 NOTE 13. STOCK OPTIONS

In March 2024, each non-employee director was granted, as compensation for serving as a director, five-year non-qualified stock options to purchase 6,143,628 shares of the Company’s common stock at an exercise price equal to the last reported trading price of our common stock on the day of grant (i.e. 3/6/24). The options granted for 2024 will vest on December 31, 2024, provided the director serves for at least nine months, following the date of grant. In addition to these option grants, one director shall receive an additional 2,000,000 options to vest on August 31, 2024, as compensation for services to be rendered. Total options granted to Directors was 38,861,768 at an exercise price of $0.0035.

In March 2024 as consideration for deferring his compensation over the last two years, Chris Ryan, the CFO, was granted five-year non-qualified stock options to purchase 20,000,000 shares of the Company’s common stock at an exercise price equal to the last reported trading price of our common stock on the date of grant (i.e. 3/6/23) and to vest on December 31, 2024. Exercise price is $0.0035.

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

During the three months ended March 31, 2023, the Company expensed stock-based compensation in the amount of $595,445 related to stock options that vested during the period as general and administrative fees on the consolidated statement of operations.

The Company has outstanding the following stock options as of March 31, 2024.

	Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years
Outstanding
$	$ 0.007	144,654,420	3.97
$	$ 0.011	4,000,000	1
$	$ 0.0267	6,143,628	0.75
$	$ 0.0267	92,154,421	1.5
$	$ 0.0267	46,077,210	1.58
	$0.01	1,000,000	1.54
$	$ 0.0035	58,861,768	4.93
Total		352,891,447
Exercisable
$	$ 0.007	144,654,420	3.97
$	$ 0.011	4,000,000	1
$	$ 0.0267	6,143,628	0.75
$	$ 0.0267	92,154,421	1.5
$	$ 0.0267	46,077,210	1.58
$	$ 0.01	1,000,000	1.54
Total		294,029,679

During the three months ended March 31, 2024, the Company recorded a stock option expense of $14,654 representing the options issued during the period.

NOTE 14. COMMITMENTS AND CONTINGENCIES

The Company is committed to an employment agreement with Thom Kidrin, its President and CEO. Mr. Kidrin entered into the employment agreement with CASH on November 26, 2018. The employment agreement provides for a base salary of $175,000 per year. Mr. Kidrin is entitled to participate in any stock, stock option or other equity participation plan and any profit-sharing, pension, retirement, insurance, or other employee benefit plan generally available to the executive officers of the Company. The Board renewed the employment agreement at the March 6, 2024 board meeting on the same terms for another 5 years.

NOTE 15.  SUBSEQUENT EVENTS

On April 26, 2024 the company entered into an asset purchase agreement to acquire substantially all of the assets of Vapor Sharkfrom Turning Point Brands, Inc., a Delaware corporation and a shareholder of the Company, for a purchase price of 25,000,000 stock options at an exercise price at the volume weighted average price of the Company’s common stock for the 30 days prior to the announcement of the transaction. The term of the option is 5 years.

On May 1, 2024, Peter Christos resigned from the Company’s Board of Directors for personal reasons. His decision to resign was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On May 3, 2024, Dr. Richard Goldberg was added to the Board of Directors.

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

The Company is also developing a business plan around the acquired Vapor Shark assets.

Current Operations

We are working at expanding our distribution of popping boba to new outlets. The Company is also looking at other opportunities for our state-of-the-art facility in New Providence, Rhode Island that is equipped with our proprietary Halo 5 processing technology system that produces CBD distillate and isolate.

The Company is also looking at funding and developing a business around the Vapor Shark assets.

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

Government Regulation

We are subject to local and federal laws in our operating jurisdictions. A range of federal regulations govern our product development, manufacturing, distribution, sales and marketing, including the Dietary Supplement Health and Education Act of 1994.

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

RECENT DEVELOPMENTS

As stated above, as of April 26, 2024, the Company completed its acquisition of the assets of Vapor Shark from its largest shareholder, Turning Point Brands, Inc. The assets consist of various intellectual properties including trademarks, copyrights, trade secrets, know-how, urls and license rights.

On May 1, 2024, the Company received an email from Peter N. Christos stating that, strictly for personal reasons, he was resigning from the Company’s Board of Directors. Mr. Christos has confirmed that his decision to resign was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Effective May 3, 2024, Dr. Richard J. Goldberg was appointed to the Company’s Board of Directors. Dr. Goldberg was not a party to any material transactions with the Company, nor does he have any family relationship (as defined in Item 401 to Regulation S-K) with any director or executive officer of the Company.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2024 compared to three months ended March 31, 2023

Sales Revenue, Cost of Sales and Gross Loss:

Revenues from the sale of our products for the three months ended March 31, 2024 and 2023 were $0 and $22,247, respectively. Sales were lower due the Company’s inability to expand its network of wholesale customers in the three months ended March 31, 2024.

Costs of sales was $0 in the three months ended March 31, 2024 and $18,000 in the three months ended March 31, 2023. The Company expenses all packaging material as a cost of sale at the time of purchase. For the three months ended March 31, 2024, the Company had a gross profit of $0 compared to a gross profit of $4,247 for the three months ended March 31, 2023. Lower cost of sales and gross profit was due to lower revenues, as explained above.

General and Administrative Expense: General and administrative expenses for the three months ended March 31, 2024, decreased by $579,587, to $50,948 as compared to $630,534 for the three months ended March 31, 2023. Decrease is due to the number of options issued last year that vested immediately that carried an option expense of $595,445 in the three months ended March 31, 2023 compared with an option expense $14,654 in the three months ended March 31, 2024.

Payroll and Related: Payroll and related decreased by $37,025 to $44,036 for the three months ended March 31, 2024 from $81,061 for the three months ended March 31, 2023. The decrease is due to the Company releasing all employees except for the CEO who has an employment agreement with the Company. The payroll for the CEO has been accrued but not paid.

Professional Fees: Professional fees increased to $19,400 for the three months ended March 31, 2024 compared to $13,000 for the three months ended March 31, 2023.

Depreciation expense: Depreciation expense was $20,618 for the three months ended March 31, 2024 and for the three months ended March 31, 2023.

Interest Expense: Interest expense for the three months ended March 31, 2024 was $17,065 compared to interest expense of $11,611 in the three months ended March 31, 2023.

Net Loss: As a result of the foregoing, we realized a net loss of $152,067 in the three months ended March 31, 2024 compared to a net loss of $752,577 for the three months ended March 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have raised capital through the public and private sale of debt and equity and funding from collaborative arrangements. At March 31, 2024, we had cash of $22,422 and a negative working capital of $2,548,889.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We cannot be certain that our existing and available capital resources will be sufficient to satisfy our funding requirements through 2024. We are evaluating various options to raise additional funds, including new equity and loans and no assurance can be given that we will be successful. Our operations have primarily been dependent upon our CEO and CFO both waiving their right to cash payments and accepting accruals of their salaries and fees and through personal loans extended by our CEO. Neither of these officers are obligated to continue such practices.

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

Item 4. Controls And Procedures

As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are not obligated to disclose our risk factors in this report, however, limited information regarding our risk factors appears in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2023 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2023 Annual Report on Form 10-K.

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

Date: May 15, 2024

REAL BRANDS, INC.

By: /s/ Thom Kidrin
President and CEO

By: /s/ Christopher Ryan
Chief Financial Officer

